Form 10-Q
period 2006-03-31
Florida East Coast Industries, Inc.
filed 2006-04-28
CIK 1360951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32866
FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	20-4427296

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Malaga Street St. Augustine, Florida	32084

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (904) 829-3421
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑           NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑           Accelerated Filer ☐           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Stock-no par value	33,292,782 shares

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX

		Page
		Numbers
PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	2

	Consolidated Statements of Income — Three Months Ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5 — 14

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of First Quarter 2006 versus First Quarter 2005	15 — 22

	Changes in Financial Condition, Liquidity and Capital Resources	23 — 25

	Other Matters	25 — 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28 — 29

Item 6.	Exhibits	30
Ex-31.1
Ex-31.2
Ex-32.1

Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31	December 31
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 13)	107,893	75,990
Accounts receivable (net)	38,498	35,732
Materials and supplies	4,151	3,840
Assets held for sale (Note 10)	1,380	9,761
Deferred income taxes	355	1,345
Prepaid expenses	7,405	6,727
Straight line rent	4,628	4,429

Total Current Assets	164,310	137,824

Long Term Assets:
Properties, less accumulated depreciation and amortization	961,789	955,395
Building intangible assets, less amortization	9,301	9,696
Prepaid commissions	12,038	11,486
Straight line rent	18,513	17,717
Other assets	5,109	5,626

Total Long Term Assets	1,006,750	999,920

Total Assets	1,171,060	1,137,744

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	36,480	48,544
Taxes payable (Note 12)	19,228	2,044
Deferred revenue	13,383	5,527
Short-term debt (Note 7)	5,276	5,198
Short-term accrued casualty	634	618
Amounts due to contractors	1,022	1,879
Accrued interest	1,889	1,880
Other accrued liabilities	1,875	2,442

Total Current Liabilities	79,787	68,132

Deferred Income Taxes	185,170	187,241

Long-Term Debt (net of current portion) (Note 7)	331,411	332,760

Accrued Casualty and Other Long-Term Liabilities	11,059	11,449

Shareholders’ Equity
Common Stock: (Note 8)	139,245	130,098
Common stock, no par value; 150,000,000 shares authorized; 39,805,476 shares issued and 33,292,782 shares outstanding at March 31, 2006 and 39,487,258 shares issued and 32,983,135 shares outstanding at December 31, 2005. Amounts shown net of un-amortized (expected weighted-average amortization period of 3.3 years) restricted stock deferred compensation of $15,459 and $10,860, respectively.

Retained earnings	632,387	615,656
Treasury stock at cost (6,512,694 shares at March 31, 2006 and 6,504,123 shares at December 31, 2005) (Note 5)	(207,999)	(207,592)

Total Shareholders’ Equity	563,633	538,162

Total Liabilities and Shareholders’ Equity	1,171,060	1,137,744

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31
	2006	2005
Operating revenues:
Railway operations	67,068	56,543

Realty rental and services	24,423	21,455
Flagler CAM recoveries associated with hurricanes (Note 3)	137	—

Total realty rental and services	24,560	21,455
Realty sales	44,422	4,885

Total revenues	136,050	82,883

Operating expenses:
Railway operations	47,872	41,531
Hurricane costs (Note 3)	640	—
“Hurricane crossing reimbursement” (recoveries)	(285)	—

Total railway operations	48,227	41,531

Realty rental and services	21,231	16,914
Hurricane costs (Note 3)	507	43
Hurricane assets write-offs	38	—
Hurricane insurance recoveries	(172)	—

Total realty rental and services	21,604	16,957

Realty sales	30,628	464
Corporate general & administrative	3,408	12,465

Total expenses	103,867	71,417

Operating profit	32,183	11,466

Interest income	615	407
Interest expense	(5,126)	(4,674)
Other income (Note 6)	2,193	6,252

	(2,318)	1,985

Income before income taxes	29,865	13,451
Provision for income taxes	(11,140)	(5,380)

Net income	18,725	8,071

Earnings Per Share
Net income — basic	$0.57	$0.25
Net income — diluted	$0.57	$0.25

Average shares outstanding — basic	32,796,096	31,868,687
Average shares outstanding — diluted	32,998,557	32,643,728
(Prior year’s results have been reclassified to conform to current year’s presentation.)
 See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months
	Ended March 31
	2006	2005
Cash Flows from Operating Activities
Net income	18,725	8,071
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	14,337	12,871
Gain on disposition of properties	(13,794)	(4,421)
Deferred taxes	(1,428)	2,225
Stock compensation expense	2,389	6,316
Changes in operating assets and liabilities:
Accounts receivable	(2,766)	1,054
Prepaid expenses	(921)	(726)
Materials and supplies	(311)	(1,824)
Straight line rent	(995)	(2,047)
Prepaid commissions	(1,674)	(1,926)
Other assets and deferred charges	518	1,768
Accounts payable	(12,000)	(9,923)
Taxes payable	17,184	7,153
Income tax refund	—	2,800
Deferred revenue	7,856	(586)
Amounts due to contractors	(857)	(14)
Other current liabilities	(558)	3,464
Accrued casualty and other long-term liabilities	(374)	(603)

Net cash generated by operating activities	25,331	23,652

Cash Flows from Investing Activities
Purchases of properties	(41,907)	(97,010)
Proceeds from disposition of assets	45,110	4,885

Net cash provided by (used in) investing activities	3,203	(92,125)

Cash Flows from Financing Activities
Payment of mortgage debt	(1,271)	(1,197)
Payment of dividends	(1,994)	(1,615)
Proceeds from exercise of options	6,722	2,269
Tax benefit associated with equity based compensation	1,581	838
Stock repurchase program payments (Note 5)	—	(84)
Purchase of common stock	(1,669)	(1,731)

Net cash provided by (used in) financing activities	3,369	(1,520)

Net Increase (decrease) in Cash and Cash Equivalents	31,903	(69,993)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	107,893	56,173

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	300	(2,800)

Cash paid for interest	5,664	5,472

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three-month period ended March 31, 2006 and 2005. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2005 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 2. Acquisition of Codina Group and Related Interests
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (includes up to $85 million of contingent consideration). The contingent equity is contingent upon achievement of certain value based milestones including $30 million tied to certain land use approvals, $30 million upon certain partnership distributions from a joint venture, $20 million is based on cumulative Florida East Coast Industries, Inc. (the Company or FECI) stock price improvements of up to an additional $27.00 over the next five years; and $5 million is dependent on the new holding company agreeing to move forward with a proposed residential development. The purchase price is subject to post-closing adjustment based on certain closing conditions. The Codina acquisition closed on April 27, 2006.
Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with 150 employees. To date, the Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property, developed over 1,760 acres of land, and currently manages more than 12 million sq. ft. of property.
In addition to Codina Group, the transactions will include the following projects under current and future development in South Florida:
100% Owned
*	Beacon Countyline, 457 acres in Hialeah plus an additional 40 adjacent acres; future plans are for the creation of a large industrial park

*	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development

*	Gables Office Building, a 45,000 sq. ft. office building to be developed in Coral Gables during 2006
Joint Ventures
*	Beacon Lakes, 21.2% interest in ventures with AMB Properties that owns a 432-acre industrial park, including three industrial buildings and entitlements for an additional 6.2 million sq. ft. in West Dade

*	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.

*	Beacon City Center, a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral into approximately 2,840 residential units and 72 office condominiums

*	Burger King, a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 250,000 sq. ft. building for Burger King’s corporate headquarters.

The properties being acquired are expected to be developed into approximately 11 million sq. ft. of industrial space, 600,000 sq. ft. of office space, 750,000 sq. ft. of retail space and 3,500 multi-family units. The net investment to fully develop these properties, after out parcel and condo sales, is nearly $750 million.
The Company expects to use existing cash and cash equivalents and potentially any needed additional funds from its un-drawn $150 million revolving credit agreement to satisfy the cash and debt repayment needs of closing the acquisition. When the Codina acquisition closed on April 27, 2006, a majority of the Company’s cash balance was used to fund the cash portion of the Codina acquisition.
Note 3. Impact from Hurricanes
The Railway suspended service early Sunday, October 23, 2005, in anticipation of the arrival of Hurricane Wilma. Rail service was disrupted for approximately two weeks due to widespread power outages that prevented automatic grade crossing warning systems and railroad signals from operating. All scheduled rail service resumed on November 7, 2005 after all sections of track power were restored and all rail crossings passed inspection.
The Company estimates that Florida East Coast Railway, LLC (FECR or Railway) (Railway segment) will incur approximately $3.5 million of total incremental hurricane costs (before any recoveries — see table that follows) related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds for hurricanes experienced in 2005. The Railway is in the process of filing claims for reimbursements and recoveries; however, the ultimate total amount of these recoveries cannot be estimated at this time.
Several of Flagler Development Company’s (Flagler) buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) is estimated to be approximately $7.0 million to $7.5 million, of which approximately $4.0 million to $5.0 million is currently expected to be recovered from insurance and tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2005 and March 31, 2006. However, in an effort to provide a more complete accounting for the cost of the hurricane damages management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the first quarter of 2006 and since the hurricanes effected the Company.

2005 HURRICANE COST AND RECOVERY SUMMARY

	Total	Cost (Recovery)
	Estimated	recognized	Cost (Recovery)
	Cost and	in first quarter	recognized
(dollars in thousands)	(Recovery) *	of 2006	since inception
Railway
Operating expenses (“Hurricane Costs”)	3,475	640	3,246
Capital expenditures (“Properties”)	—	—	—
“Hurricane crossing reimbursement” (recoveries) (net)	(902)	(285)	(902)
Insurance recovery **	—	—	—

Other Rental
Operating expenses (“Hurricane Costs”)	495	185	469

Flagler
Operating expenses (“Hurricane Costs”)	1,666	322	1,094
Capital expenditures (“Properties”)	5,362	492	771
Asset write-off due to replacement ***	1,928	38	225
“Flagler CAM recoveries associated with Hurricane”	(734)	(137)	(480)
Insurance recovery	(3,845)	(172)	(172)

*	The amounts shown in this column are management’s best estimates of total costs to be incurred and amounts to be recovered due to the 2005 hurricanes, however, these estimates are subject to change, which could be material.

**	The Railway’s insurance recovery (primarily business interruption) cannot be reasonably estimated for accounting purposes at this time as discussions with our insurance carrier are in the beginning stages. We expect these discussions to continue throughout 2006.

***	Represents assets (primarily roofs) expected to be replaced in 2006 and their related write-off of remaining net book value.
Note 4. Commitments and Contingencies
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate and property management and bankruptcies.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the potentially responsible parties (PRPs), the Company does not expect to incur material additional costs, if any.
The Company has identified a limited area in its Jacksonville rail yard where soil is contaminated with a constituent of a solvent. In the third quarter of 2005, the Company reserved $0.2 million, the estimated cost of remediation. The Company is in the process of removing the impacted soil.
Due to heavy demand for rail in the industry, FECR has placed a $1.5 million rail order in first quarter 2006 with expected delivery in May 2006.
During the first quarter 2006, FECI received a cash deposit from Odyssey Telecorp, Inc. (Odyssey) with respect to the obligation of Odyssey to pay to FECI the “earn-out” consideration as set forth in the 2002 Stock Purchase Agreement. The actual amount of the “earn-out” payable to FECI will be determined through a dispute resolution process and will be recorded as discontinued operations in the period such dispute resolution is resolved and all contingencies are removed. The deposit of $5.0 million is shown in the current liability section of the balance sheet.
Note 5. Dividends and Stock Repurchase
On February 23, 2006, the Company declared a dividend of $0.06 per share on all issued and outstanding common stock, payable March 23, 2006 to shareholders of record as of March 9, 2006. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
On August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of March 31, 2006, $2.3 million of stock had been repurchased through this program.
Note 6. Other Income

	Three Months
	Ended March 31
(dollars in thousands)	2006	2005
Pipe & wire crossings/signboards	674	1,695
Fiber lease income	1,759	1,750
Air rights income	—	3,049
Other (net)	(240)	(242)

	2,193	6,252

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway’s right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The three months 2005 results includes one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Note 7. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At March 31, 2006, $336.7 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at March 31, 2006 of $272.8 million, net of accumulated depreciation of $147.5 million. The mortgage notes carry both fixed rates (various - ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 5.82% at March 31, 2006). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2006, the Company considers the estimated fair market value of the mortgage notes to be $346.7 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At March 31, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.01 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At March 31, 2006, there were no borrowings outstanding on this facility.
Subsequent to March 31, 2006 the Company amended its existing credit agreement to accommodate the acquisition of the Codina Group and related assets. Amendments to increase the limits on advances, loans, extensions of credit and guarantees of debt of persons that are not Loan Parties and other administrative changes were made. There were no changes to the existing credit limit and the minimum required level of financial covenants.
Note 8. Stock-Based Compensation
Prior to fiscal 2006, the Company accounted for stock options and other equity-based compensation using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by Financial Accounting Standards Board (FASB) Statement 123R “Share-Based Payment” (Statement 123R) for fiscal years beginning after June 15, 2005. The Company uses the modified prospective approach in its adoption and transition to Statement 123R. Statement 123R generally requires that an entity account for equity-based compensation costs and transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The adoption of this guidance has not materially affected the financial statements of the Company.
The Company has a shareholder approved long-term incentive program (the “Plan”) under which the Compensation Committee of the Board of Directors makes equity awards. The Company has not granted stock options under this Plan since 2003. Additionally, at March 31, 2006 and December 31, 2005 the number of unvested stock options was approximately 3,000 and 19,000, respectively. In all periods presented, awards under the Plan have been grants of restricted stock. Also, the company has an “Employee Stock Purchase Plan” (“ESPP”) that allows all employees to purchase shares of the Company at a 15% discount with purchases not to exceed 10% of the participant’s compensation. The discount on shares purchased during the three-month periods ended March 31, 2006 and March 31, 2005 was $11,300 and $9,400, respectively.
The amount of restricted stock granted to employees is based on various performance targets related to the operational and financial performance of the Company. All restricted shares are granted as new common shares as authorized under the Plan. Grants of restricted stock generally vest over a service period of three to four years. Vesting occurs pro-rata over the service period. Generally, unvested restricted shares are forfeited by the employee upon leaving service, unless otherwise accelerated pursuant to employment agreements. At March 31, 2006 the number of authorized shares that could be awarded in the future was 1,901,170 shares.

	Three Months Ended				Years Ended
	March 31				December 31
	2006		2005		2005		2004
Stock compensation cost ($ in thousands) for share-based payment plans:
Stock options	19		458	*	458	*	2,009	**
Restricted stock	2,359	***	5,858	*	9,442	*	2,810
Employee Stock Purchase Plan	11		—		—		—

	2,389		6,316		9,900		4,819

Amount of related income tax benefit recognized	919		2,431		3,811		1,855

*	First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation, which is included in the above amounts.

**	In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2.0 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2.0 million with respect to the Transaction, which is included in the above amount.

***	Included in this amount is $1.1 million of accelerated vesting related to the former President of Flagler Development Company.
The fair value compensation cost ($19,000 in the first quarter 2006 only) of unvested stock options was determined using historical Black Scholes input information at the time of grant: 2003 - 2001. These inputs included expected dividend yield between 0.61% and 0.37%, expected volatility between 37% and 22%, risk free interest rate between 4.4% and 2.3% and expected term in years of 3.8 years.
Stock Options

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining	Value
	Shares	Price	Contractual Term	($ in thousands)

Outstanding balance at December 31, 2005	616,487	$31.78	3.5	—
Changes during the year:
Granted	—	—	—	—
Exercised	(202,659)	$33.17	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding balance at March 31, 2006	413,828	$31.10	3.4	$9,433

Exercisable at March 31, 2006	410,888	$31.17	3.3	$9,338

The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $3.4 million and $1.6 million, respectively, and $11.8 million and $8.3 million for the years ended December 31, 2005 and December 31, 2004, respectively.
Non-Vested Restricted Stock

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding balance at December 31, 2005	355,790	$40.40
Changes during the year:
Granted	139,644	$49.82
Vested	(108,339)	$40.99
Forfeited	(720)	$38.59

Outstanding balance at March 31, 2006	386,375	$43.64

The total fair value of shares vesting during the three months ended March 31, 2006 and March 31, 2005 was $5.3 million and $3.1 million, respectively, and $4.5 million and $3.8 million for the years ended December 31, 2005 and December 31, 2004, respectively.
The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 in all the years presented:

	Three Months
	Ended March 31
(dollars in thousands, except per share amounts)	2006	2005	2004
Net income — as reported inclusive of compensation cost for restricted stock.	18,725	8,071	8,322
Stock-based compensation expense included in reported income for all stock option awards (net of related tax effects)	19	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method (Black Scholes) for all stock option awards (net of related tax effects)	(19)	(110)	(190)

Pro forma net income	18,725	7,961	8,132

Earnings per share:

Basic — as reported	$0.57	$0.25	$0.23
Basic — pro forma	$0.57	$0.25	$0.22

Diluted — as reported	$0.57	$0.25	$0.22
Diluted — pro forma	$0.57	$0.24	$0.22
Note 9. Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options and unvested restricted stock using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options and unvested restricted stock resulted in the dilution of 202,461 shares and 775,041 shares at March 31, 2006 and 2005, respectively. “Out-of-the-money” shares and unvested restricted stock were 211,367 shares and 544,943 shares at March 31, 2006 and 2005, respectively. The effect of adopting SFAS 123R did not have a material effect on the diluted number of shares used in the treasury stock method.
Note 10. Realty Acquisitions, Land Sales and Associated Costs
Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.

During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable sq. ft. on 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable sq. ft. on 8.0 acres of land. The majority ($50.1 million) of acquisition costs for these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g., above or below market value of in-place leases) and intangible assets (e.g., customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.
In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” (SFAS 66) revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured as well as other factors.
During the first quarter of 2006, a 29.5-acre parcel of land owned by the Railway and located at Flagler Crossing (Miller Tract) was sold. The Company is obligated under the agreement to construct a road and provide water and sewer lines that will benefit all parcels within the project including the sold parcel. As a result, a portion of the revenue from the sale has been deferred and will be recognized in future periods using the percentage-of-completion method. At March 31, 2006 the deferred revenue was $2.8 million.
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Not all building and land sales, particularly less significant dispositions, meet the criteria described above. At March 31, 2006, several small land parcels under contract for sale are included in this category.
The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of the properties benefiting from such infrastructure and allocates these costs to individual parcels on a relative fair-value-basis as required by Statement of Financial Accounting Standard No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
Note 11. Segment Information
The Company follows Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 provides guidance for reporting information about operating segments and other geographic information based on a management approach. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Under the provisions of SFAS 131, the Company has two reportable operating segments, both within the same geographic area. These are the railway and realty segments.
The railway segment provides freight transportation along the east coast of Florida between Jacksonville and Miami.
The realty segment is engaged in the acquisition, development, leasing, management, operation and selected sale of commercial and industrial property, as well as undeveloped land.
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statements of income. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned (See Note 6 of the financial statements for additional information).
In addition, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months
	Ended March 31
(dollars in thousands)	2006	2005
Operating Revenues
Railway operations	67,068	56,543
Realty:
Flagler realty rental and services	23,375	20,573
Flagler CAM recoveries associated with hurricanes	137	—

Total Flagler realty rental and services	23,512	20,573

Flagler realty sales	41,038	200
Other realty rental	1,048	882
Other realty sales	3,384	4,685

Total realty	68,982	26,340

Total Revenues	136,050	82,883

Operating Expenses
Railway operations:
Railway operations	47,872	41,531
Hurricane costs	640	—
“Hurricane crossing reimbursement” (recoveries) (net)	(285)	—

Total Railway operations	48,227	41,531
Realty:
Flagler realty rental and services	20,882	16,567
Hurricane costs	322	7
Hurricane asset write-offs	38	—
Hurricane insurance recoveries	(172)	—

Total Flagler realty rental and services	21,070	16,574

Flagler realty sales	30,412	55

Other realty rental	349	347
Hurricane costs	185	36

Total other realty rental	534	383

Other realty sales	216	409

Total realty	52,232	17,421
Corporate general & administrative	3,408	12,465

Total Expenses	103,867	71,417

Operating Profit
Railway operations	18,841	15,012
Realty	16,750	8,919
Corporate general & administrative	(3,408)	(12,465)

Operating Profit	32,183	11,466

Interest income	615	407
Interest expense	(5,126)	(4,674)
Other income	2,193	6,252

	(2,318)	1,985

Income before income taxes	29,865	13,451
Provision for income taxes	(11,140)	(5,380)

Net Income	18,725	8,071

(Prior year’s results have been reclassified to conform to current year’s presentation.)

Note 12. Taxes Payable

	March 31	December 31
(dollars in thousands)	2006	2005
Federal income tax	12,598	566
State income tax	—	—
Property taxes	6,149	939
Other	481	539

Taxes payable	19,228	2,044

On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI. Based on the settlement with the IRS of the 2000 – 2002 tax years, the Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.3 million of interest was paid to the IRS. This interest amount had no effect on net income during the quarter as the amounts were adequately reserved. These payments are included in “Federal Income Tax” shown above as of March 31, 2006.
The increase in federal income tax at March 31, 2006 is the result of the audit settlement for the 2000 — 2002 federal tax years and the current federal income tax payable. The increase in property taxes payable results from payment of these taxes in the fourth quarter of each year.
At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards. This has resulted in no state income taxes due at March 31, 2006.
Note 13. Cash Deposits and §1031 Escrow Funds
Cash and cash equivalents at March 31, 2006 consisted of $43.8 million held in §1031 escrow funds for possible tax-deferred reinvestment in other qualifying property and generally expire at various dates through third quarter 2006, and $64.1 million of funds on hand and invested in taxable and tax-exempt money market and short-term securities.
At December 31, 2005, $23.1 million of §1031 escrow funds were available for reinvestment. These funds are to be used for reinvestment in replacement property at Flagler and FECR, and expired generally in April 2006. In addition, $20.7 million of land sale proceeds were added to the §1031 escrow funds during the first three months of 2006. During the first quarter 2006 no funds were used for reinvestment in replacement property at Flagler and FECR. When the Codina acquisition closed on April 27, 2006, the entirety of Flagler’s and FECR’s escrowed funds were utilized for the acquisition of certain Codina properties.
Note 14. Supplemental Employee Retirement Plan
Effective March 28, 2005, the Company established and adopted a Supplemental Executive Retirement Plan (the “Plan”). The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. This Plan shall be un-funded for tax purposes and for purposes of Title I of ERISA. The sole participant in the Plan at this time is Mr. Adolfo Henriques, Chairman, President and Chief Executive Officer.
Mr. Henriques’ employment agreement provides for an initial credit to his account of $500,000, a second credit of $130,000 on January 1, 2006 and succeeding annual credits equal to 20% of his annual base salary. The balances in the account will be credited with annual earnings equal to the product of the greater of 5%, or the applicable federal rate (based on the long term rate for January of each year) times the account balance. Mr. Henriques will be 100% vested in his account balance on the second anniversary of employment. Costs of the plan are accounted for in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87).

Item 2.
Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, review of open tax years by the Internal Revenue Service, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition. Also, forward-looking statements may include statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax-deferred) sales proceeds into qualifying §1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, timing and ability to close on the Codina acquisition and related interests, intention to entitle and develop real estate, ability to complete planned acquisitions, ability of each party to the announced transaction to satisfy the closing conditions in the agreement, expected completion dates, completion of existing and future projects, statements regarding accessibility, visibility, expansion opportunities, ability to complete transactions within specified time frame; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; the impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and recoveries from damage claims in a satisfactory way; changes in insurance markets, including increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation, including the amount of EPIK earn-out settlement from the dispute resolution process between FECI and Odyssey; natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; failure of one or all parties to meet requirements, terms and conditions for closing; ability to complete transactions within a specified time frame; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; likely impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations; and other risks inherent in the real estate and other businesses of the Company.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.
Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date thereof. The Company undertakes no obligation to publicly release revisions to the forward-looking statements in this Report that reflect events or circumstances after the date hereof, or reflects the occurrence of unanticipated events.
Results of Operations
Consolidated Results
First Quarter
FECI reported consolidated revenues of $136.1 million for the first quarter of 2006 compared to $82.9 million in the first quarter of 2005, an increase of 64.1%. Consolidated revenues increased in 2006 by a net $53.2 million due to improved revenues at FECR ($10.6 million) and from Flagler’s realty rental and services revenue ($2.9 million) and increased land sales ($39.5 million). Additionally, consolidated expenses increased by 45.4% to $103.9 million for the quarter ended March 31, 2006 compared to $71.4 million for the quarter ended March 31, 2005. This was the result of increased expenses at the Railway ($6.7 million) primarily for increased volumes of traffic, including fuel and wages, and for Flagler realty and rental services ($4.5 million) primarily related to new buildings being added to the portfolio and increased cost of land sales ($30.2 million) due to increased sales. These increases were offset by a decrease ($9.1 million) in corporate general and administrative expenses, primarily related to transition costs associated with the 2005 succession of the Chief Executive Officer. The Company reported net income of $18.7 million, or, $0.57 per diluted share, compared with net income of $8.1 million, or $0.25 per diluted share, in the first quarter of 2005. 2006 net income increased by a net $10.6 million compared to 2005, primarily as the result of the above-mentioned revenue increases offset by the corresponding increase in expenses.
Railway
First Quarter
FECR’s traffic volume and revenues for the three months ended March 31, 2006 and 2005, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended March 31
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	39.1	35.9	8.9	20,086	17,028	18.0
Construction materials	1.9	1.8	5.6	1,505	1,322	13.8
Vehicles	7.1	6.3	12.7	5,959	4,909	21.4
Foodstuffs & kindred	3.4	3.5	(2.9)	3,066	2,968	3.3
Chemicals & distillants	0.8	0.9	(11.1)	1,150	1,100	4.5
Paper & lumber	1.9	1.8	5.6	2,269	1,925	17.9
Other	4.5	4.4	2.3	3,103	2,852	8.8

Total carload	58.7	54.6	7.5	37,138	32,104	15.7
Intermodal	78.9	74.7	5.6	28,099	23,283	20.7

Total freight units/revenues	137.6	129.3	6.4	65,237	55,387	17.8
Ancillary revenue	—	—	—	1,831	1,156	58.4

Railway segment revenue	—	—	—	67,068	56,543	18.6

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Three Months
	Ended March 31
	2006	2005
Compensation & benefits	16,505	15,216
Fuel	7,850	5,357
Equipment rents (net)	1,148	1,120
Car hire (net)	25	(893)
Depreciation	5,484	5,371
Purchased services	2,745	2,460
Repairs to/by others (net)	(1,080)	(810)
Load/unload	2,395	2,226
Casualty & insurance	1,106	1,055
Property taxes	1,541	1,535
Materials	3,354	3,076
General & administrative expenses	2,251	2,027
Outside contractor delivery costs	3,926	3,109
Other *	977	682

Total operating expenses	48,227	41,531

*	First quarter 2006 includes $0.6 million of hurricane costs and $(0.3) million of “hurricane crossing reimbursement” (recoveries) (net). First quarter 2005 contained no hurricane costs or recoveries.
Railway segment revenues increased $10.6 million to $67.1 million in first quarter 2006 from $56.5 million in first quarter 2005. Fuel surcharge increased $3.2 million in first quarter 2006 as compared to first quarter 2005. This increase included a change to the fuel surcharge policy that the Company implemented effective September 1, 2005. This change more accurately reflects the increasing fuel prices in our freight pricing over the long run. Carload revenues increased $5.0 million (Rate/Length of Haul — $2.5 million; Volume — $2.5 million) in first quarter 2006 over 2005. FECR continues to transport record levels of aggregate business increasing revenues $3.1 million in 2006 over first quarter 2005 due primarily to continued demand in the Florida construction market. Vehicles increased $1.1 million mainly due to volume related to higher demand in the Florida auto market and the addition (November 2005) of new traffic from one of our existing auto customers. Construction Materials and Paper and Lumber commodities revenues increased $0.2 million and $0.3 million, respectively, due to the continued demand in the Florida construction market and to lesser extent, continued clean up from past hurricanes. Intermodal revenues increased $4.8 million (Rate/Length of Haul — $3.5 million; Volume — $1.3 million) to $28.1 million from $23.3 million in first quarter 2005, an increase of 20.7%. Leading this increase was primarily favorable pricing on the Railway’s intermodal business and dray services. Included in the first quarter 2006 and 2005 revenues, respectively, is $5.3 million and $2.1 million in fuel surcharges for increased fuel prices.
Operating expenses increased $6.7 million to $48.2 million compared to $41.5 million in first quarter 2005. Compensation and benefits increased $1.3 million primarily due to general wage increases and variable compensation expenses (stock compensation costs and bonus). Fuel expenses increased $2.5 million due, in part, to an increase in fuel price of $1.9 million. This increase in fuel expense is offset by fuel surcharges included in revenue above. First quarter car hire (net) increased $0.9 million from first quarter 2005. This increase is mainly due to rate increases on foreign cars used and the fleet reduction of our 89-foot flatcars. Outside contractor delivery costs increased $0.8 million in first quarter 2006 over 2005 due to the increased business and increased costs for driver services.
As of March 31, 2006 the Railway had made forward purchases of fuel commitments for 3.7 million gallons for delivery April 1, 2006 through March 31, 2007 for an average purchase price of $1.81 per gallon before taxes and freight. This represents 25% of the estimated consumption for the nine months ending December 31, 2006 for an average purchase price of $1.78 and represents 13% of the estimated consumption for the three months ending March 31, 2007 for an average purchase price of $1.97.
During the quarter FECR completed construction and began operations of the Medley Rock Yard, which eliminates the need to switch aggregate cars as was formerly done at the Hialeah Yard, reduces yard crews at current volumes, increases the turns on equipment, and frees up capacity at the Hialeah Yard.

On March 29, 2006, the United States District Court for the Southern District of Florida issued a ruling in litigation over the issuance of permits by the US Army Corps of Engineers (Corps) to various mining companies to mine [limestone] in Miami. The Court held that there were deficiencies in the procedures and analysis undertaken by the Corps in connection with the Environmental Impact Statement (EIS). The judge has remanded the matter to the Corps for a supplemental EIS and consideration of the other deficiencies.
The Court will hold a hearing, currently scheduled in June 2006, to consider whether injunctive relief should be issued, affecting mining operations pending the Corps additional analysis. In 2005, aggregate loads accounted for approximately $70 million or 29% of the Railway’s revenues. It is unknown whether any injunction will be issued, and if issued, what the scope of it will be and what the impact would be on the Railway.
Realty
First Quarter
Flagler’s revenues and expenses for the three months ended March 31, 2006 and 2005, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Three Months
	Ended March 31
(dollars in thousands)	2006	2005
Revenues:
Rental revenues	19,190	16,164
Rental income — straight-line rent adjustments	1,009	2,058
Services fee revenues	420	29
Operating expense recoveries	2,528	2,015
Operating expense recoveries — hurricane related	137	—
Rental revenues — undeveloped land	169	260
Other rental revenues	59	47

Total Realty Rental and Services Revenues	23,512	20,573
Realty sales	41,038	200

Total Flagler Revenues	64,550	20,773

Expenses:
Real estate taxes	2,852	2,368
Repairs & maintenance	794	664
Services, utilities, management costs	4,615	3,921
Recoverable expenses — hurricane related	305	7

Total recoverable expenses	8,566	6,960

Real estate taxes — undeveloped land	817	917
Repairs & maintenance	302	195
Depreciation & amortization	8,378	7,040
Salaries, general & administrative	3,124	1,462
Non-recoverable expenses — hurricane related	(117)	—

Total non-recoverable expenses	12,504	9,614

Total Realty Rental and Services Expenses	21,070	16,574

Realty sales expenses	30,412	55

Total Flagler Expenses	51,482	16,629

Operating Profit	13,068	4,144

Interest income	78	227
Interest expense	(5,044)	(4,500)
Other expense	(175)	(173)

Income (Loss) Before Income Taxes	7,927	(302)

(Prior year’s results have been reclassified to conform to current year’s presentation)
(Flagler rental properties operating revenues and operating expenses can be calculated by subtracting land & corporate overhead from the consolidated results above.)

FLAGLER DEVELOPMENT
SAME STORE

	Three Months
	Ended March 31
(dollars in thousands)	2006	2005
Revenues:
Rental revenues	16,664	15,732
Rental income — straight-line rent adjustments	286	1,307
Services fee revenues	—	—
Operating expense recoveries	1,730	1,686
Operating expense recoveries — hurricane related	119	—
Rental revenues — undeveloped land	7	4
Other rental revenues	45	19

Total Realty Rental and Services Revenues	18,851	18,748
Realty sales	—	—

Total Flagler Revenues	18,851	18,748

Expenses:
Real estate taxes	2,401	2,171
Repairs & maintenance	717	644
Services, utilities, management costs	3,783	3,638
Recoverable expenses — hurricane related	264	7

Total recoverable expenses	7,165	6,460

Real estate taxes — undeveloped land	—	—
Repairs & maintenance	18	39
Depreciation & amortization	5,612	5,598
Salaries, general & administrative	11	32
Non-recoverable expenses — hurricane related	(135)	—

Total non-recoverable expenses	5,506	5,669

Total Realty Rental and Services Expenses	12,671	12,129

Realty sales expenses	—	—

Total Flagler Expenses	12,671	12,129

Operating Profit	6,180	6,619

(Prior year’s results have been reclassified to conform to current year’s presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2005. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.

FLAGLER DEVELOPMENT
NEW IN 2005
AND LAND & CORPORATE OVERHEAD
Three Months Ended March 31

			Land & Corporate
	New in 2005		Overhead
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental revenues	2,526	432	—	—
Rental income — straight-line rent adjustments	723	751	—	—
Services fee revenues	—	—	420	29
Operating expense recoveries	798	329	—	—
Operating expense recoveries — hurricane related	18	—	—	—
Rental revenues — undeveloped land	—	—	162	256
Other rental revenues	3	2	11	26

Total Realty Rental and Services Revenues	4,068	1,514	593	311
Realty sales	—	—	41,038	200

Total Flagler Revenues	4,068	1,514	41,631	511

Expenses:
Real estate taxes	451	195	—	2
Repairs & maintenance	77	19	—	1
Services, utilities, management costs	733	271	99	12
Recoverable expenses — hurricane related	41	—	—	—

Total recoverable expenses	1,302	485	99	15

Real estate taxes — undeveloped land	—	(51)	817	968
Repairs & maintenance	27	4	257	152
Depreciation & amortization	1,648	461	1,118	981
Salaries, general & administrative	87	16	3,026	1,414
Non-recoverable expenses — hurricane related	—	—	18	—

Total non-recoverable expenses	1,762	430	5,236	3,515

Total Realty Rental and Services Expenses	3,064	915	5,335	3,530

Realty sales expenses	—	—	30,412	55

Total Flagler Expenses	3,064	915	35,747	3,585

Operating Profit (Loss)	1,004	599	5,884	(3,074)

(Prior year’s results have been reclassified to conform to current year’s presentation)
New in 2005 consists of buildings acquired during 2005 or buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2005.

Flagler rental and service revenues increased $2.9 million or 14.3% from $20.6 million in the first quarter 2005 to $23.5 million in the first quarter 2006. Operating properties revenue increased $2.7 million compared to first quarter 2005. Same Store revenues increased $0.1 million, compared to the prior year. Properties beginning operations in 2005 increased revenues by $2.6 million in first quarter 2006 due largely to buildings in this category not producing a full three months of operating results in the first quarter of 2005. Land and Corporate Overhead increased $0.3 million, due primarily to increased third party commissions.
For all leases renewed during the twelve month period ending March 31, 2006, beginning cash rental rates decreased by approximately 3% on a weighted average basis compared to the ending rate of the expiring leases. Straight-line rental rates over the new lease term increased approximately 5% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 64 finished buildings with 7.4 million sq. ft. and occupancy of 95% at March 31, 2006. Same Store properties include 6.6 million sq. ft. and 95% occupancy at quarter-end 2006 compared to 96% at quarter-end 2005. Additionally, at March 31, 2006, there are five buildings with 674,000 sq. ft. that were in lease-up with 64% of the rentable space leased.
Flagler realty sales revenue increased $40.8 million from $0.2 million in 2005 to $41.0 million in 2006. Included in the realty sales for the quarter ended March 31, 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Flagler rental and services expenses increased $4.5 million or 27.1% to $21.1 million for the quarter ended March 31, 2006 compared to $16.6 million for the quarter ended March 31, 2005. Same Store operating properties expenses increased $0.5 million due primarily to a $0.2 million increase in real estate taxes and a $0.2 million increase in electricity costs. Properties beginning operations in 2005 contributed an increase in expenses of $2.1 million during the first quarter of 2006 due largely to buildings in this category not producing a full three months of operating results in the first quarter of 2005, which included increases in depreciation and amortization of $1.3 million. Land holdings and corporate overhead expenses increased $1.8 million compared to prior year primarily due to severance costs for the former President of Flagler.
Flagler’s cost of real estate sales increased $30.3 million from $0.1 million in the first quarter 2005 to $30.4 million in the first quarter 2006 due to increased land sales in 2006.
Operating profit from operating properties remained unchanged at $7.2 million in both the first quarters of 2005 and 2006. Same Store operating profits decreased by $0.4 million. Properties that began operations in 2005 generated increases in operating profit of $0.4 million.
Other Realty Rental and Sales
Other Realty Rental and Sales revenues and expenses were comparable for the first quarter of 2006 and 2005 with relatively minor activity.

Corporate Expenses
Corporate expenses for the quarter ended March 31, 2006 were $3.4 million compared to $12.5 million for the quarter ended March 31, 2005. First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits.
Interest Expense
Interest expense for the first quarter of 2006 was $5.1 million compared to $4.7 million for the first quarter of 2005. The increased interest expense resulted primarily from reduced construction at Flagler resulting in less capitalized interest. Also contributing to the additional interest expense was an increase in the variable interest rate associated with Flagler’s 7-year variable mortgage note. Cash paid for interest was $5.7 million and $5.5 million for the quarters ended March 31, 2006 and 2005, respectively.
Other Income
Other income was $2.2 million and $6.3 million for the first quarters of 2006 and 2005, respectively. Included in the three months of 2005 results is one-time income of $3.0 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way. First quarter 2005 also included $0.3 million from a one-time wire-crossing agreement with a utility company as well as $0.4 million additional revenue from signboards.
Income Tax
Income tax expenses represent an effective rate of 37.3% for the first quarter of 2006 and 40.0% for the first quarter of 2005. 2006’s decrease in effective rate reflects tax credits related to track maintenance at FECR. 2005’s effective tax rate reflected larger amounts of certain compensation over $1.0 million for Mr. Adolfo Henriques that is non-deductible under section 162(m) of the Internal Revenue Code. This 162(m) compensation primarily related to sign-on grants provided to Mr. Henriques as detailed in his employment agreement.
EPIK Earn-out
During the first quarter 2006, FECI received a cash deposit from Odyssey Telecorp, Inc. (Odyssey) with respect to the obligation of Odyssey to pay to FECI the “earn-out” consideration as set forth in the 2002 Stock Purchase Agreement. The actual amount of the “earn-out” payable to FECI will be determined through a dispute resolution process as FECI believes the amount of the “earn-out” is greater than the amount initially determined by Odyssey. The final actual amount of the “earn-out” will be recorded as discontinued operations in such future period when the dispute resolution is resolved and all contingencies are removed. The deposit of $5.0 million is shown in the current liability section of the balance sheet.

Financial Condition, Liquidity and Capital Resources
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the three months ended March 31, 2006 and 2005.

	Three Months
	Ended March 31
(dollars in thousands — unaudited)	2006	2005
Cash Flows from Operating Activities
Net income	18,725	8,071
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	14,337	12,871
Gain on disposition of properties	(13,794)	(4,421)
Deferred taxes	(1,428)	2,225
Stock compensation expense	2,389	6,316
Changes in operating assets and liabilities:
Accounts receivable	(2,766)	1,054
Prepaid expenses	(921)	(726)
Materials and supplies	(311)	(1,824)
Straight line rent	(995)	(2,047)
Prepaid commissions	(1,674)	(1,926)
Other assets and deferred charges	518	1,768
Accounts payable	(12,000)	(9,923)
Taxes payable	17,184	7,153
Income tax refund	—	2,800
Deferred revenue	7,856	(586)
Amounts due to contractors	(857)	(14)
Other current liabilities	(558)	3,464
Accrued casualty and other long-term liabilities	(374)	(603)

Net cash generated by operating activities	25,331	23,652

Cash Flows from Investing Activities
Purchases of properties	(41,907)	(97,010)
Proceeds from disposition of assets	45,110	4,885

Net cash provided by (used in) investing activities	3,203	(92,125)

Cash Flows from Financing Activities
Payment of mortgage debt	(1,271)	(1,197)
Payment of dividends	(1,994)	(1,615)
Proceeds from exercise of options	6,722	2,269
Tax benefit associated with equity based compensation	1,581	838
Stock repurchase program payments (Note 5)	—	(84)
Purchase of common stock	(1,669)	(1,731)

Net cash provided by (used in) financing activities	3,369	(1,520)

Net Increase (decrease) in Cash and Cash Equivalents	31,903	(69,993)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	107,893	56,173

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for income taxes	300	(2,800)

Cash paid for interest	5,664	5,472

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Net cash generated by operating activities was $25.3 million and $23.7 million in the three months ended March 31, 2006 and 2005, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects changes in working capital and increased 2006 operating net income adjusted for certain non-cash items (i.e., depreciation and amortization and stock compensation expense).
During the three months ended March 31, 2006 and 2005, respectively, the Company invested approximately $34 million and $90 million at Flagler. The decrease primarily relates to three large purchases in the first quarter 2005 by Flagler using §1031 proceeds, totaling $69.6 million. During the first quarter 2006, Flagler purchased for $22.6 million and immediately sold for $25.5 million a 48-acre mixed-use parcel located in Orlando, Florida. For the three months ended March 31, 2006 and 2005, the Company’s capital investments at FECR were comparable at approximately $7 million and $7 million, respectively.
Proceeds from disposition of assets were $45.1 million and $4.9 million for the three months ended March 31, 2006 and 2005, respectively. Included in the proceeds for first quarter 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Net cash provided by (used in) financing activities was $3.4 million and $(1.5) million for the three months ended March 31, 2006 and 2005, respectively. The increase year-over-year is primarily the result of increased proceeds from the exercise of stock options.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At March 31, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.01 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.
Subsequent to March 31, 2006 the Company amended its existing credit agreement to accommodate the acquisition of the Codina Group and related assets. Amendments to increase the limits on advances, loans, extensions of credit and guarantees of debt of persons that are not Loan Parties and other administrative changes were made. There were no changes to the existing credit limit and the minimum required level of financial covenants.
The Company expects to use existing cash and cash equivalents and potentially any needed additional funds from its un-drawn $150 million revolving credit agreement to satisfy the cash and debt repayment needs of closing the acquisition. When the Codina acquisition closed on April 27, 2006, a majority of the Company’s cash balance was used to fund the cash portion of the Codina acquisition.
At March 31, 2006, FECR and Flagler had $43.8 million of deposits and escrowed funds included in cash and cash equivalents related to pending land sales and potential real estate §1031 like-kind exchanges.
On January 6, 2006, the Company announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina for total consideration of $270 million. The total consideration of $270 million includes $66 million of cash for certain property interests, assumption or repayment of $36 million of debt and up to $168 million of equity securities (includes $85 million of contingent consideration). The contingent equity is contingent upon achievement of certain value based milestones including

$30 million tied to certain land use approvals, $30 million upon certain partnership distributions from a joint venture, $20 million is based on cumulative FECI stock price improvements of up to an additional $27.00 over the next five years; and $5 million is dependent on a decision to move forward with a proposed residential development. The purchase price is subject to post-closing adjustment based on certain closing conditions. The Codina acquisition closed on April 27, 2006. The Company used a majority of its existing cash and cash equivalents to satisfy the cash and debt repayment needs of the closing.
The properties being acquired are expected to be developed into approximately 11 million sq. ft. of industrial space, 600,000 sq. ft. of office space, 750,000 sq. ft. of retail space and 3,500 multi-family units. The net investment to fully develop these properties, after out parcel and condo sales, is estimated to be $750 million.
OTHER MATTERS
Critical Accounting Policies
The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing real estate allocation of acquisition costs, impairment of long-lived assets, income tax provisions, realty rental revenue recognition, real estate infrastructure costs and contingencies may be considered Critical Accounting Policies.
Real Estate Allocation of Acquisition Costs — Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable sq. ft. on 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable sq. ft. on 8.0 acres of land. The majority ($50.1 million) of acquisition costs of these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g., above or below market value of in-place leases) and intangible assets (e.g., customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases.
Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At March 31, 2006, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Income Tax Provisions — FECI’s net deferred tax liability was $184.8 million at March 31, 2006 and $185.9 million at December 31, 2005. At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of March 31, 2006, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various tax, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 2002 have been closed with the Internal Revenue Service (IRS).
On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI based on the settlement with the IRS for the years noted. The Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.3 million of interest was paid to the IRS. This interest amount had no effect on net income during the quarter as the amounts were adequately reserved.
Revenue Recognition — Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $23.1 million at March 31, 2006 and $22.1 million at December 31, 2005, which is reported in current and long-term assets. At March 31, 2006 there are two leases that each total more than 10% of this amount. The combined total for these two tenants is $6.6 million. The total for the top five leases is $10.7 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
Real Estate Infrastructure Costs — The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
In connection with infrastructure assets constructed by the Company and deeded to governmental authorities, certain governmental authorities may agree to reimburse the Company certain of its construction costs for the deeded assets based on and to the extent of annual incremental taxes (such as property taxes) as may be collected by the governmental authority from the applicable properties over a stipulated period of time. Prior to and at the date of deeding the infrastructure asset to the governmental authority, any current reimbursements were accounted for as a reduction in the allocated costs described above to the extent the Company’s receipt of such reimbursements had become fixed and determinable, based upon the related incremental taxes having been assessed and being, therefore, payable. The Company does not recognize expected future tax reimbursements even though they may be probable and estimable, until they become fixed and determinable.
Under a current agreement with the City of Jacksonville and the Florida Department of Transportation (FDOT), Flagler constructed and deeded to the FDOT an interchange asset in the third quarter of 2004. During 2004, prior to completion of the interchange asset, Flagler received $2.1 million that was applied as a reduction in the basis of the asset. In June 2005, Flagler received its first “post interchange transfer” reimbursement from the City of Jacksonville for $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income. This reimbursement received after the completion of the infrastructure asset was allocated between operating and non-operating activities based on the relative assessed value of property within Flagler Center, owned by Flagler versus that sold to outside parties. Future reimbursements will be treated similarly.
Contingencies — It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 41 of the Company’s 2005 Annual Report on Form 10-K.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2006, the Company considers the estimated fair market value of the mortgage notes to be $ 346.7 million.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II
Item 1.
LEGAL PROCEEDINGS
There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.
Item 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” on page 7 of the Company’s 2005 Annual Report Form 10-K other than in the following paragraphs.
Concentration Risks of Business with Aggregate Customers: FECR has three primary aggregate customers with operations in south Florida that represents 29% of FECR’s total annual revenues. One customer represents 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future.
On March 29, 2006, the United States District Court for the Southern District of Florida issued a ruling in litigation over the issuance of permits by the US Army Corps of Engineers (Corps) to various mining companies to mine aggregate in Miami. The Court held that there were deficiencies in the procedures and analysis undertaken by the Corps in connection with the Environmental Impact Statement (EIS). The judge has remanded the matter to the Corps for a supplemental EIS and consideration of the other deficiencies.
The Court will hold a hearing, currently scheduled for June 2006, to consider whether injunctive relief should be issued, effecting mining operations pending the Corps additional analysis. In 2005, aggregate loads accounted for approximately $70 million or 29% of the Railway’s revenues. It is unknown whether any injunction will be issued, and if issued, what the scope of it will be and what the impact would be on the Railway.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the first quarter of 2006, no shares were purchased.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended March 31, 2006:

				Total Number of Shares	Maximum Amount of
			Average Price	Purchased as Part of	Value that may yet
			Paid Per Share	Publicly Announced	be
	Total Number of		(including	Plans	Purchased under the
	Shares Purchased		commissions)	or Programs	Plans or Programs

January	15,147	*	$44.17	—	37,711,048

February	9,095	*	$50.84	—	37,711,048

March	9,753	*	$53.75	—	37,711,048

*	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.

On January 6, 2006 the Company and the Codina Group, Inc. announced that a newly formed holding company and certain Company subsidiaries had entered into various agreements to acquire privately held Codina Group and certain related property interests. Equity to be issued in the transaction includes approximately 3.25 million shares of common equity to the contributors, (i) 1,295,399 shares of which are contingent upon the achievement of certain value based milestones and (ii) 288,520 shares to be issued to certain Codina Group employees. In addition, up to $29.2 million of equity may be issued in connection with partnership distributions.
The shares to be issued are treasury shares currently held by the Company. The shares issued in the transaction may not be sold or transferred for periods ranging from one to five years after the closing.

Item 6.
EXHIBITS
(a)	Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Dated: April 28, 2006	/s/ Mark A. Leininger

Mark A. Leininger
Vice President and Controller

Dated: April 28, 2006	/s/ Daniel H. Popky

Daniel H. Popky, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

S-K ITEM 601	DOCUMENTS	PAGE NOS.
2 (i)	Codina acquisition documents	#####

3 (i)	Amended and Restated Articles of Incorporation	*

3 (ii)	Amended and Restated By-Laws	*

4	Amended and Restated Rights Agreement	*

10 (a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	**

10 (b)	Distribution and Recapitalization Agreement	##

10 (c)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	###

10 (d)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	***

10 (e)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	****

10 (f)	2002 Stock Incentive Plan, as amended	~~~~

10 (g)	FECI 2002 Employee Stock Purchase Plan	@@

10 (h)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and the Nemours Foundation	~

10 (i)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company	~~

10 (j)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers	~~~

10 (k).1 – 10 (k).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques	####

10 (l)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	####

10 (m)	Codina acquisition documents	#####

31.1 — 31.2	Section 302 Certifications

32.1	Section 906 Certification

*	Amended and Restated Articles of Incorporation of the Registrant, Amended and Restated By-Laws of the Registrant and Amended and Restated Shareholder Rights Agreement, dated April 27, 2006, as were filed on Form 8-K (all incorporated by reference as an Exhibit to the Form 8-K) with the commission on April 28, 2006 (File No. 001-32866)

**	This document dated February 22, 2005, is filed as an exhibit to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

***	These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

****	This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

##	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

###	Shareholders’ Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, was filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

####	These documents dated February 10, 2005 and March 28, 2005, are filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

#####	These documents dated January 5, 2006 are filed as an Exhibit to Form 8-K with the Securities and Exchange Commission on January 6, 2006

@@	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

~	These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004

~~	These documents, dated August 10, 2004, are filed on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

~~~	This document dated August 25, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

~~~~	This document, dated June 2, 2005, is filed as an exhibit to Form 10-K with the Securities and Exchange Commission on March 1, 2006.