Form 10-Q
period 2006-06-30
Florida East Coast Industries, Inc.
filed 2006-08-08
CIK 1360951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2006

Common Stock-no par value	35,584,626 shares

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX

		Page
		Numbers
	PART I

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	2

	Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005	4 – 5

	Notes to Consolidated Financial Statements	6 – 20

Item 2.	Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

	Comparison of Second Quarter 2006 versus Second Quarter 2005 and Six Months 2006 versus Six Months 2005	21 – 37

	Changes in Financial Condition, Liquidity and Capital Resources	38 – 40

	Off Balance Sheet Arrangements	41

	Other Matters	42 – 45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 6.	Exhibits	48
Ex-10(n)
Ex-10(p)
Ex-10(q)
Ex-31.1
Ex-31.2
Ex-32.1

Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30	December 31
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 16)	9,039	75,990
Restricted cash (Note 16)	1,883	—
Accounts receivable (net)	45,685	35,732
Accounts receivable from related parties	2,869	—
Materials and supplies	4,290	3,840
Assets held for sale (Note 12)	1,349	9,761
Deferred income taxes	2,358	1,345
Prepaid expenses	6,099	6,727
Straight line rent	4,722	4,429

Total Current Assets	78,294	137,824

Long Term Assets:
Properties, less accumulated depreciation and amortization	1,138,574	955,395
Investment in unconsolidated joint ventures	37,015	—
Goodwill (Note 2)	31,383	—
Intangible assets, less amortization (Note 2)	20,183	9,696
Prepaid commissions	12,180	11,486
Straight line rent	18,888	17,717
Other assets	5,008	5,626

Total Long Term Assets	1,263,231	999,920

Total Assets	1,341,525	1,137,744

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	58,523	48,544
Taxes payable (Note 15)	14,748	2,044
Deferred revenue	8,165	5,527
Short-term debt (Note 9)	5,356	5,198
Other accrued liabilities	6,257	6,819

Total Current Liabilities	93,049	68,132
Deferred Income Taxes	204,890	187,241
Long-Term Debt (net of current portion) (Note 9)	331,279	332,760
Other Long-Term Liabilities	35,283	11,449
Minority Interest in Joint Ventures	4,466	—

Shareholders’ Equity
Common Stock: (Note 10)	163,829	130,098
Common stock, no par value; 150,000,000 shares authorized; 39,909,446 shares issued and 35,584,626 shares outstanding at June 30, 2006 and 39,487,258 shares issued and 32,983,135 shares outstanding at December 31, 2005. Amounts shown net of un-amortized (expected weighted-average amortization period of 3.0 years) restricted stock deferred compensation of $29,195 and $10,860, respectively

Retained earnings	646,869	615,656
Treasury stock at cost (4,324,820 shares at June 30, 2006 and 6,504,123 shares at December 31, 2005. June 30, 2006 treasury stock included 1,106,977 contingent shares) (Note 7)	(138,140)	(207,592)

Total Shareholders’ Equity	672,558	538,162

Total Liabilities and Shareholders’ Equity	1,341,525	1,137,744

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Operating revenues:
Railway operations	70,012	58,891	137,080	115,434

Realty rental and services	35,102	22,242	59,525	43,697
Flagler CAM recoveries associated with hurricane costs (Note 5)	74	—	211	—

Total realty rental and services	35,176	22,242	59,736	43,697
Realty sales	1,656	1,894	46,078	6,779

Total revenues	106,844	83,027	242,894	165,910

Operating expenses:
Railway operations	49,758	42,968	97,630	84,499
Hurricane costs (Note 5)	104	—	744	—
“Hurricane crossing reimbursement” (recoveries)	—	—	(285)	—

Total railway operations	49,862	42,968	98,089	84,499

Realty rental and services	32,175	18,726	53,406	35,640
Hurricane costs (Note 5)	189	16	696	59
Hurricane asset write-offs	1,557	—	1,595	—
Hurricane insurance recoveries	(1,197)	—	(1,369)	—

Total realty rental and services	32,724	18,742	54,328	35,699

Realty sales	1,110	357	31,738	821

Corporate general & administrative	4,472	3,189	7,880	15,654

Total expenses	88,168	65,256	192,035	136,673

Operating profit	18,676	17,771	50,859	29,237

Minority interest	4	—	4	—
Loss from investment in unconsolidated joint ventures (Note 4)	(58)	—	(58)	—
Interest income	496	336	1,111	743
Interest expense	(5,057)	(5,073)	(10,183)	(9,747)
Other income (Note 8)	3,719	2,997	5,912	9,249

	(896)	(1,740)	(3,214)	245

Income before income taxes	17,780	16,031	47,645	29,482
Provision for income taxes	(6,631)	(5,627)	(17,771)	(11,007)

Income from continuing operations	11,149	10,404	29,874	18,475

Discontinued Operations (Note 3)
Gain on disposition of discontinued operations (net of taxes)	5,824	—	5,824	—

Net income	16,973	10,404	35,698	18,475

Earnings Per Share
Income from continuing operations — basic	$0.32	$0.32	$0.89	$0.58
Income from continuing operations – diluted	$0.31	$0.32	$0.88	$0.56
Gain on disposition of discontinued operations – basic & diluted	$0.17	—	$0.17	—

Net income – basic	$0.49	$0.32	$1.06	$0.58
Net income – diluted	$0.48	$0.32	$1.05	$0.56

Average shares outstanding – basic	34,713,761	32,139,301	33,754,928	32,003,994
Average shares outstanding – diluted	35,010,293	32,828,935	34,004,425	32,736,331
(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months
	Ended June 30
	2006	2005
Cash Flows from Operating Activities
Net income	35,698	18,475
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	28,563	26,324
Non-cash charge from hurricane, net of recoveries	360	—
Gain on disposition of properties, including those discontinued	(23,629)	(5,958)
Deferred taxes	(1,052)	(3,493)
Stock compensation expense (Note 10)	5,539	7,192
Changes in operating assets and liabilities:
Accounts receivable	1,438	(1,081)
Prepaid expenses	215	13
Materials and supplies	(450)	(1,417)
Straight line rent	(1,464)	(812)
Prepaid commissions	(2,985)	(2,068)
Other assets and deferred charges	1,722	(3,531)
Accounts payable	(9,006)	(8,119)
Taxes payable	11,905	14,453
Income tax refund	—	2,800
Other current liabilities	1,829	(2,498)
Other long-term liabilities	(119)	(969)

Net cash generated by operating activities	48,564	39,311

Cash Flows from Investing Activities
Purchases of properties and equipment	(75,520)	(124,325)
Acquisition of Codina Group Inc. and related interests, net of cash acquired	(65,533)	—
Investment in unconsolidated joint ventures	(6,316)	—
Increase in restricted cash	(77)	—
Proceeds from disposition of assets, including those discontinued	57,050	6,779

Net cash used in investing activities	(90,396)	(117,546)

Cash Flows from Financing Activities
Borrowings from long term debt	230	—
Payment of mortgage debt	(2,561)	(2,412)
Payment of acquired debt	(30,117)	—
Payment of dividends	(4,485)	(3,567)
Proceeds from exercise of options	9,478	9,654
Tax benefit associated with equity based compensation	3,980	2,163
Stock repurchase program payments (Note 7)	—	(2,289)
Purchase of common stock	(1,894)	(1,750)
Investment by minority interest	250	—

Net cash (used in) provided by financing activities	(25,119)	1,799

Net Decrease in Cash and Cash Equivalents	(66,951)	(76,436)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	9,039	49,730

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	19,027	5,200

Cash paid for interest	11,351	10,983

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Supplemental schedule on non-cash investing and financing activities
The Company purchased Codina Group Inc. and related interests for combined equity and cash consideration of $147.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,107
Acquisition transaction costs	5,345
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,190)

Liabilities assumed	103,850

(1)	Reconciliation to Statements of Cash Flows

Cash paid for acquired Company	71,190
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,533

On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina resulting in an increase to goodwill of $9.5 million.

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly Florida East Coast Industries, Inc.’s (the Company or FECI) financial position as of June 30, 2006 and December 31, 2005, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2005 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.
Note 2. Acquisition of Codina Group and Related Interests
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 10) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to a post-closing adjustment based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. The contingent equity is held by an escrow agent. On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina.
The acquisition strengthened the Company’s position as a landowner and commercial developer in the state of Florida with a strong presence in the South Florida, Orlando and Jacksonville markets. Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with approximately 150 employees. Through its development activities, Codina manages pre-development site selection, government interface, feasibility analysis, the architectural and design phases, engineering process and construction coordination. Codina’s construction group provides general contractor services for commercial projects for both domestic and international clients. The brokerage group project services include leasing and sales, representation for tenants and landlords, and consulting services. The realty management group provides commercial property management and financial reporting services. The Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property, developed over 1,760 acres of land, and currently manages more than 12 million sq. ft. of property.
In addition to Codina Group, the transaction included the following projects under current and future development in South Florida:
100% Owned
*	Beacon Countyline, 497 acres in Hialeah; future plans are for the creation of a large industrial and office park.

*	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development.

*	Gables Office Building, a 45,000 sq. ft. office building currently under construction.

Joint Ventures
*	Beacon Lakes, a 480-acre industrial park, including three industrial buildings and entitlements for an additional 6.2 million sq. ft. in West Dade. The Company owns a 21.2% interest in a venture with an affiliate of AMB Properties that owns the Beacon Lakes development, except for the 57 acres described herein. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres known as Beacon Village. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties.

*	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.

*	Beacon City Center, a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses.

*	Burger King, a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 250,000 sq. ft. building for Burger King’s corporate headquarters.
The Company used existing cash, including cash held in §1031 escrow funds, to satisfy the cash and debt repayment needs of closing the acquisition.
Purchase Price Allocations
The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The purchase price allocation could change as additional information becomes available, as estimates are refined or as additional events occur including the resolution of certain contingent consideration. The following table presents the preliminary allocation of the aggregate purchase price for the acquisition based on the estimated fair values as of April 27, 2006:

(dollars in thousands)	April 27, 2006
Cash	4,125
Other current assets	16,279
Property and equipment, net	161,241
Goodwill	21,870
Intangible assets	11,600
Investments in joint ventures	30,699
Other assets	293

Assets acquired	246,107

Current liabilities	25,645
Acquired debt	30,117
Other long-term debt	1,009
Deferred tax liabilities	18,663
Other liabilities	24,200
Minority interest	4,216

Liabilities assumed	103,850

Net assets acquired	142,257

The operations of Codina Group, Inc. and the related property interests acquired are included in the Consolidated Statements of Income since the April 27, 2006 acquisition date.
The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. Intangible assets acquired, of approximately $11.6 million, consist of $10.8 million attributed to customer relationships in place on the acquisition date and $0.8 million related to Armando Codina’s three-year non-compete agreement. This non-compete agreement runs for three years after Mr. Codina’s employment with the Company ends. The customer relationships are being amortized over 7 years and the non-compete agreement over 3 years, for an average life of 6.7 years.

Pro Forma Financial Information
The following table sets forth the unaudited pro forma results of operations of the Company for the three- and six-month periods ended June 30, 2006 and 2005, respectively. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Codina acquisition had occurred at the beginning of each of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share amounts)	2006	2005	2006	2005
Revenue	108,520	97,709	266,816	213,027
Net income	16,216	10,122	34,935	17,101
Earnings per share:
Basic	$0.47	$0.31	$1.03	$0.53
Diluted	$0.46	$0.31	$1.03	$0.52
The pro forma amounts above reflect the elimination of all intercompany transactions between Flagler Development Company and Codina Group Inc., assuming the acquisition occurred as of January 1, 2005. Amortization of intangible assets acquired and restricted stock have also been included in the above amounts. It is assumed, for all periods presented, that $31 million of debt has been repaid and related interest reversed. The pro forma net earnings above reflect an income tax provision at the Company’s consolidated tax rate for each respective year.
Note 3. Discontinued Operations
During the second quarter of 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.5 million, as a $5.8 million gain on disposition of discontinued operations. During the first quarter of 2006, FECI received a cash deposit related to the disputed matters of $5.0 million. This payment was reflected as deferred revenue at the end of the first quarter of 2006 as ultimate settlement was not estimable until final resolution; full resolution was achieved in the second quarter of 2006.
Note 4. Investments in Joint Ventures
The Company assesses consolidation of variable interest entities under the guidance of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an Interpretation of ARB No. 51 as revised in December 2003 (FIN 46R). The Company accounts for joint venture entities and subsidiary partnerships in accordance with Emerging Issues Task Force Abstracts (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF Issue No. 04-5, the general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights.
Investments in Consolidated Joint Ventures
As of June 30, 2006, joint ventures that have been included in the Consolidated Financial Statements consisted of:
*	Beacon City Center (CM Doral Development Company LLC) –A venture with an affiliate of JP Morgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. The Company has an interest in a partnership (Codina Doral Ltd) with Armando Codina and his children, which holds a 50.1% interest in this venture.
All balances and financial results for this entity are included in the accompanying Consolidated Financial Statements, with the outside partner’s 49.9% ownership shown as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Joint Ventures
As of June 30, 2006, the Company’s investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
*	Beacon Lakes, a 480-acre industrial park, including three industrial buildings and entitlements for an additional 6.2 million sq. ft. in West Dade. AMB Codina Beacon Lakes, LLC owns the Beacon Lakes development, except for the 57 acres described herein. AMB Codina Beacon Lakes, LLC is owned 21.2% by the Company and 78.8% by an affiliate of AMB Properties. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres owned by Beacon Village, LLC. Beacon Village, LLC is owned 50% by the Company and 50% by an affiliate of AMB Properties. The Beacon Lakes joint venture entities are accounted for using the equity method.

*	Boca 54 (Boca 54 Land Associates LLC) — On May 31, 2006, the Company contributed $5.5 million for a 20% interest in a venture with an affiliate of TIAA – CREF that owns a 54-acre land parcel including entitlements for 941,000 sq. ft. of office space located in the City of Boca Raton. The Boca 54 joint venture is accounted for using the equity method.
The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	June 30
	(unaudited)	December 31
(dollars in thousands)	2006	2005
Assets:
Real estate, net	142,169	—
Other assets	17,278	—

Total assets	159,447	—

Liabilities and partners’ equity:
Mortgage notes payable	33,399	—
Bonds payable (CDD)	52,990	—
Other liabilities	4,236	—
Partners’ equity	68,822	—

Total liabilities and partners’ equity	159,447	—

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented from the date of acquisition (April 27, 2006):

	Three Months Ended		Six Months Ended
	June 30		June 30
	(unaudited)		(unaudited)
(dollars in thousands)	2006	2005	2006	2005
Rental Income	242	—	242	—
Operating and Other Expenses	(264)	—	(264)	—
Interest Expense, net	(128)	—	(128)	—
Depreciation Expense	(97)	—	(97)	—

Net Loss	(247)	—	(247)	—

Note 5. Impact from Hurricanes
The Florida East Coast Railway, LLC (FECR or Railway) suspended service early Sunday, October 23, 2005, in anticipation of the arrival of Hurricane Wilma. Rail service was disrupted for approximately two weeks due to widespread power outages that prevented automatic grade crossing warning systems and railroad signals from operating. All scheduled rail service resumed on November 7, 2005 after all sections of track power was restored and all rail crossings passed inspection.
The Company estimates that the Railway (Railway segment) will incur approximately $3.6 million of total incremental hurricane costs (before any recoveries – see table that follows) related to cleanup costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds for hurricanes experienced in 2005. The Railway has filed claims for reimbursements and recoveries; however, the ultimate total amount of these recoveries cannot be estimated at this time.
Several of Flagler Development Group’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) is estimated to be approximately $6.5 million to $7.5 million, of which approximately $4 million to $5 million is currently expected to be recovered from insurance and tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2005 and June 30, 2006. However, in an effort to provide a more complete accounting for the cost of the hurricane damages, management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the first six months of 2006 and since the hurricanes affected the Company.
2005 HURRICANE COST AND RECOVERY SUMMARY

	Total	Cost (Recovery)
	Estimated	recognized	Cost (Recovery)
	Cost and	in first six months	recognized
(dollars in thousands)	(Recovery) (1)	of 2006	since inception
Railway
Operating expenses (“Hurricane Costs”)	3,625	744	3,350
“Hurricane crossing reimbursement” (recoveries) (net)	(902)	(285)	(902)
Insurance recovery (2)	—	—	—
Railway Realty Rental
Operating expenses (“Hurricane Costs”)	495	185	469
Flagler
Operating expenses (“Hurricane Costs”)	1,665	511	1,283
Capital expenditures (“Properties”)	5,250	3,130	3,409
Asset write-off due to replacement (3)	1,946	1,595	1,782
“Flagler CAM recoveries associated with Hurricane”	(733)	(211)	(554)
Insurance recovery	(3,875)	(1,369)	(1,369)

(1)	The amounts shown in this column are management’s best estimates of total costs to be incurred and amounts to be recovered due to the 2005 hurricanes, however, these estimates are subject to change, which could be material.

(2)	The Railway’s insurance recovery (including extra expense and utility service interruption claims) cannot be reasonably estimated for accounting purposes at this time as discussions with our insurance carrier are still in process. We expect these discussions to continue throughout 2006.

(3)	Represents assets (primarily roofs) expected to be replaced in 2006 and their related write-off of remaining net book value.
Note 6. Commitments and Contingencies
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
The Company has identified a limited area in its Jacksonville rail yard where soil is contaminated with a constituent of a solvent. In the third quarter of 2005, the Company reserved $196,000, the estimated cost of remediation at that time. Due to increased disposal costs and additional amounts of impacted soil identified during the project, the Company reserved an additional $150,000 in the second quarter 2006, for a total estimated cost to remediate of $346,000.
The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. The expected costs of closure have been evaluated by consulting environmental and geotechnical engineering firms. The expected cost of $24.2 million is included in other liabilities and was recorded at the date of the Codina transaction described in Note 2.
The Company is obligated under several non-cancelable operating leases covering its facilities and equipment (primarily trailers and office & computer equipment), which have lease terms from one to ten years. Also included is a land lease on which a building is being constructed with a lease term of ninety-nine years that expires in December 2105. The Company has an option to purchase the land during the period of September 1, 2006 to March 31, 2007. The purchase consideration for the land is a bank branch to be constructed in the Gables Office Building. The Company intends to exercise the purchase option for the land by transferring title to the bank branch once the Gables Office Building is completed. Future minimum payments under the leases are as follows:

(dollars in thousands)
Year	Amount
2006 (1)	2,416
2007	3,515
2008	1,837
2009	1,296
2010	871
Thereafter	33,244

(1)	Represents the remaining six months of 2006
Note 7. Dividends and Stock Repurchase
On June 1, 2006, the Company declared a dividend of $0.07 per share on all issued and outstanding common stock, a 17% increase over the last quarterly dividend. The dividend was payable June 29, 2006 to shareholders of record as of June 15, 2006. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
Dividend distributions on contingent shares related to the Codina acquisition are not reflected as dividends but are recorded as restricted cash until such time as the shares are released.
On August 4, 2004, the Board of Directors authorized the expenditure of $40.0 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of June 30, 2006, $2.3 million of stock had been repurchased through this program.

Note 8. Other Income

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2006	2005	2006	2005
Pipe & wire crossings/signboards	1,896	1,248	2,570	2,943
Fiber lease income	1,756	1,827	3,515	3,577
Air rights income	—	—	—	3,049
Other (net)	67	(78)	(173)	(320)

	3,719	2,997	5,912	9,249

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway’s right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The three- and six-month’s 2006 results include a one-time income of $0.7 million related to a utility easement. The six months 2005 results include one-time income of $3.0 million associated with the sale of air rights and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Note 9. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At June 30, 2006, $335.4 million was outstanding on these notes. The notes are collateralized by buildings and properties having a carrying value at June 30, 2006 of $270.4 million, net of accumulated depreciation of $150.8 million. The mortgage notes carry both fixed rates (various-ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 6.24% at June 30, 2006). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2006, the Company considers the estimated fair market value of the mortgage notes to be $341.8 million
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At June 30, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.04 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At June 30, 2006, there were no borrowings outstanding on this facility.
On April 27, 2006 the Company amended its existing credit agreement to accommodate the acquisition of the Codina Group and related assets. Amendments to increase the limits on advances, loans, extensions of credit and guarantees of debt of persons that are not Loan Parties and other administrative changes were made. There were no changes to the existing credit limit and the minimum required level of financial covenants.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JP Morgan. The note was issued in connection with the Beacon City Center joint venture. The amount outstanding on the note at June 30, 2006 was $1.2 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
Note 10. Stock-Based Compensation
Prior to fiscal 2006, the Company accounted for stock options and other equity-based compensation using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by Financial Accounting Standards Board (FASB) Statement 123R “Share-Based Payment” (Statement 123R) for fiscal years beginning after June 15, 2005. The Company uses the modified prospective approach in its adoption and transition to Statement 123R. Statement 123R generally requires that an entity account for equity-based compensation costs and transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The adoption of this guidance has not materially affected the financial statements of the Company.
The Company has a shareholder approved long-term incentive program (the “Plan”) under which the Compensation Committee of the Board of Directors makes equity awards. The Company has not granted stock options under this Plan since 2003. Additionally, at June 30, 2006 and December 31, 2005 the number of unvested stock options was approximately 3,000 and 19,000, respectively. In all periods presented, awards under the Plan have been grants of restricted stock. Also, the company has an “Employee Stock Purchase Plan” (“ESPP”) that allows all employees to purchase shares of the Company at a 15% discount with purchases not to exceed 10% of the participant’s base-salary. The discount on shares purchased during the six-month periods ended June 30, 2006 and June 30, 2005 was $23,500 and $18,800, respectively.
The amount of restricted stock granted to employees is generally based on various performance targets related to the operational and financial performance of the Company. All restricted shares are granted as new common shares as authorized under the Plan. Grants of restricted stock generally vest over a service period of three to four years. Vesting occurs pro-rata over the service period. Generally, unvested restricted shares are forfeited by the employee upon leaving service, unless otherwise accelerated pursuant to employment agreements. At June 30, 2006 the number of authorized shares that could be awarded in the future was 1,897,734 shares.
In connection with the Codina acquisition, the company granted 288,518 shares of restricted stock to certain Codina employees who became employees of the Company on the acquisition date, April 27, 2006. The restricted stock granted will vest 25% after one year, and the remaining 75% will vest three years from the date of the grant.

	Six Months Ended				Years Ended
	June 30				December 31
	2006		2005		2005		2004
Stock compensation cost ($ in thousands) for share-based payment plans:
Stock options	25		458	(1)	458	(1)	2,009	(2)
Restricted stock	5,491	(3)	6,734	(1)	9,442	(1)	2,810
Employee Stock Purchase Plan	23		—		—		—

	5,539		7,192		9,900		4,819

Amount of related income tax benefit recognized	2,132		2,768		3,811		1,855

(1)	First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation, which is included in the above amounts.

(2)	In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction, which is included in the above amount.

(3)	Included in this amount is $1.6 million of accelerated vesting related to the former President of Flagler Development Company and another former employee.
The fair value compensation cost ($25,000 in the first six months 2006 only) of unvested stock options was determined using historical Black Scholes input information at the time of grant: 2003 - 2001. These inputs included expected dividend yield between 0.61% and 0.37%, expected volatility between 37% and 22%, risk free interest rate between 4.4% and 2.3% and expected term in years of 3.8 years.
Stock Options

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	($ in thousands)

Outstanding balance at March 31, 2006	413,828	$31.10	3.4	—
Changes during the year:
Granted	—	—	—	—
Exercised	(99,201)	$27.78	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding balance at June 30, 2006	314,627	$32.15	3.3	$6,349

Exercisable at June 30, 2006	311,687	$32.25	3.3	$6,258

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $2.7 million and $4.0 million, respectively, and $11.8 million and $8.3 million for the years ended December 31, 2005 and December 31, 2004, respectively.

Non-Vested Restricted Stock

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding balance at March 31, 2006	386,375	$43.64
Changes during the year:
Granted	293,912	$54.92
Vested	(13,645)	$38.90
Forfeited	(1,514)	$45.66

Outstanding balance at June 30, 2006	665,128	$48.73

The total fair value of shares vesting during the three months ended June 30, 2006 and June 30, 2005 was $0.7 million and $0.6 million, respectively, and $4.5 million and $3.8 million for the years ended December 31, 2005 and December 31, 2004, respectively.
The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 in all the years presented:

	Three Months			Six Months
	Ended June 30			Ended June 30
(dollars in thousands, except per share amounts)	2006	2005	2004	2006	2005	2004
Net income — as reported inclusive of compensation cost for restricted stock	16,973	10,404	8,368	35,698	18,475	16,690
Stock-based compensation expense included in reported income for all stock option awards (net of related tax effects)	(4)	—	—	(16)	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method (Black Scholes) for all stock option awards (net of related tax effects)	4	(92)	(190)	16	(206)	(380)

Pro forma net income	16,973	10,312	8,178	35,698	18,269	16,310

Earnings per share:
Basic – as reported	$0.49	$0.32	$0.23	$1.06	$0.58	$0.46
Basic – pro forma	$0.49	$0.32	$0.22	$1.06	$0.57	$0.45

Diluted – as reported	$0.48	$0.32	$0.22	$1.05	$0.56	$0.45
Diluted – pro forma	$0.48	$0.31	$0.22	$1.05	$0.56	$0.44
Note 11. Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period. Applying the treasury stock method, these net shares resulted in the dilution of 249,497 shares and 732,337 shares at June 30, 2006 and 2005, respectively. “Out-of-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period were 283,736 shares and 303,439 shares at June 30, 2006 and 2005, respectively.
In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (SFAS 128), contingent shares are excluded from the calculation of both basic and diluted earnings per share until such time that all conditions of the contingency have been satisfied. Once the contingent conditions have been met and the shares become issuable, the contingent shares are included in the calculation of basic earnings per share at the time they become issuable and diluted earnings per share at the beginning of the period in which they became issuable.
As part of the Codina acquisition, 1,295,399 shares of treasury stock were identified as contingent shares. These shares earn dividends but continue to be included in treasury stock on the Consolidated Balance Sheet until such time as the shares become issuable. On June 27, 2006 certain contingencies related to FECI stock improvements were satisfied and 188,422 shares, together with applicable dividends, were released.
The effect of adopting SFAS 123R did not have a material effect on the diluted number of shares used in the treasury stock method.
Note 12. Realty Acquisitions, Land Sales and Associated Costs
Flagler utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable sq. ft. on 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable sq. ft. on 8.0 acres of land. The majority ($50.1 million) of acquisition costs for these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g., above or below market value of in-place leases) and intangible assets (e.g., customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases. Amortization for these intangible assets was $0.4 million and $0.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.
In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate,” (SFAS 66) revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured as well as other factors.
During the first quarter of 2006, a 29.5-acre parcel of land owned by the Railway and located at the Railway’s former Miller Shops property was sold. The Company is obligated under the agreement to construct a road and provide water and sewer lines that will benefit the sold parcel. The road and utilities will also benefit the Company’s adjacent Flagler Crossing project. As a result, a portion of the revenue from the sale has been deferred and will be recognized in future periods using the percentage-of-completion method. At June 30, 2006 the deferred revenue was $2.7 million.
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). At June 30, 2006, several small land parcels under contract for sale are included in this category.
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
Note 13. Segment Information
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

The realty segment is engaged in the acquisition, development, construction, leasing, management, operation and selected sale of primarily commercial and industrial property, as well as undeveloped land. All of the assets and operations relative to the Codina acquisition are included in the realty segment.
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statements of income. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned (See Note 8 of the financial statements for additional information).
FECR has three primary aggregate customers with operations in south Florida that represent approximately 30% of FECR’s total annual revenues. One customer represents approximately 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future.
On March 29, 2006, the United States District Court for the Southern District of Florida issued a ruling that several mining permits for the Lake Belt area in South Florida were granted without issuance of an adequate Environmental Impact Statement (EIS) and had other deficiencies. The judge remanded the matter to the U.S. Army Corps of Engineers (Corps), and the Fish and Wildlife Service (FWS) for a supplemental EIS and consideration of the other deficiencies.
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is still in the evidentiary phase with testimony and documents being presented to the court. It is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. In 2005, aggregate loads accounted for approximately $70.0 million or 29% of the Railway’s revenues. For six months, through June 2006, aggregate accounted for approximately 31% of the Railway’s revenues.
In addition, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment shown as “railway realty”.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2006	2005	2006	2005
Operating Revenues
Railway operations:
Total Railway	70,012	58,891	137,080	115,434
Flagler:
Realty rental revenues	23,064	21,035	45,846	41,297
CAM recoveries associated with hurricane costs	74	—	211	—

Total realty rental revenues	23,138	21,035	46,057	41,297

Realty services revenues	10,925	201	11,345	230
Land use revenues	188	179	361	461

Total Flagler realty rental and services revenues	34,251	21,415	57,763	41,988

Flagler realty sales	387	1,273	41,425	1,473
Railway realty rental revenues	925	827	1,973	1,709
Railway realty sales	1,269	621	4,653	5,306

Total realty	36,832	24,136	105,814	50,476

Total Revenues	106,844	83,027	242,894	165,910

Operating Expenses
Railway operations:
Railway operations	49,758	42,968	97,630	84,499
Hurricane costs	104	—	744	—
Hurricane recoveries (net)	—	—	(285)	—

Total Railway	49,862	42,968	98,089	84,499
Flagler:
Realty rental expenses	15,739	14,660	31,304	27,697
Hurricane expenses	189	16	511	23
Hurricane asset write-offs	1,557	—	1,595	—
Hurricane insurance recoveries	(1,197)	—	(1,369)	—

Total realty rental expenses	16,288	14,676	32,041	27,720

Realty services expenses	10,464	110	10,713	120
Land & overhead expenses	5,597	3,387	10,665	6,907

Total Flagler realty rental and services expenses	32,349	18,173	53,419	34,747

Flagler realty sales	55	357	30,467	412

Railway realty rental expenses	375	569	724	916
Hurricane costs	—	—	185	36

Total Railway realty rental expenses	375	569	909	952

Railway realty sales	1,055	—	1,271	409

Total realty	33,834	19,099	86,066	36,520

Corporate general & administrative	4,472	3,189	7,880	15,654

Total Expenses	88,168	65,256	192,035	136,673

Operating Profit (Loss)
Railway operations	20,150	15,923	38,991	30,935
Realty	2,998	5,037	19,748	13,956
Corporate general & administrative	(4,472)	(3,189)	(7,880)	(15,654)

Segment & consolidated operating profit	18,676	17,771	50,859	29,237

Minority interest	4	—	4	—
Loss from investment in unconsolidated joint ventures	(58)	—	(58)	—
Interest income	496	336	1,111	743
Interest expense	(5,057)	(5,073)	(10,183)	(9,747)
Other income	3,719	2,997	5,912	9,249

	(896)	(1,740)	(3,214)	245

Income before income taxes	17,780	16,031	47,645	29,482
Provision for income taxes	(6,631)	(5,627)	(17,771)	(11,007)

Income from continuing operations	11,149	10,404	29,874	18,475

(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations.)

Note 14. Related Party Transactions
The Company provides development, construction, real estate management and brokerage services to several unconsolidated real estate entities in which the Company has a financial interest and for which it receives development, construction, property management and brokerage fee revenue. From these entities the Company received fees of $1.9 million and had associated expenses of $1.8 million from the acquisition date of April 27, 2006 through June 30, 2006. These fees, after elimination of the Company’s ownership share, are included in realty rental and services revenue and expense on the Consolidated Statements of Income.
As part of the Codina acquisition as described in Note 2, the Company acquired an interest in a partnership with Mr. Codina and his children. The partnership holds a 50.1% interest in a venture that holds options to acquire real property (see Note 4).
Note 15. Taxes Payable

	June 30	December 31
(dollars in thousands)	2006	2005
Federal income tax	1,063	566
State income tax	—	—
Property taxes	13,166	939
Other	519	539

Taxes payable	14,748	2,044

On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI. Based on the settlement with the IRS of the 2000 – 2002 tax years, the Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.3 million of interest was paid to the IRS. This interest amount had no effect on net income during the quarter as the amounts were previously provisioned.
The increase in property taxes payable resulted from payment of these taxes in the fourth quarter of each year.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $24,000 of interest was paid which had no effect on net income for the quarter as the amount was previously provisioned.
At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards and which has been offset against deferred tax liabilities. This has resulted in no state income taxes due at June 30, 2006.
Note 16. Cash Deposits, §1031 Escrow Funds and Restricted Cash
Cash and cash equivalents at June 30, 2006 included $9.0 million of funds on hand and invested in taxable and tax-exempt money market and short-term securities.
At December 31, 2005, $23.1 million of §1031 escrow funds were available for reinvestment. In addition, $22.1 million of land sale proceeds were added to the §1031 escrow funds during the first six months of 2006. When the Codina acquisition closed on April 27, 2006 the entirety of Flagler’s and FECR’s escrowed funds were utilized for the acquisition of certain Codina properties. At June 30, 2006 the Company had no §1031 escrow funds remaining.
Restricted cash at June 30, 2006 was $1.9 million. This included $1.6 million held in escrow related to the landfill closure at Beacon Countyline. Additionally, $0.2 million is escrowed for the Gables Office Building Project and $0.1 million for dividend distributions on contingent shares.

Note 17. Supplemental Employee Retirement Plan
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
Subsequent to the acquisition of Codina Group, Inc., eligible Codina employees were offered the opportunity to enroll in the Florida East Coast Salary Deferral Plan (the “FECI Salary Deferral Plan”). The assets of Codina’s former plan, Codina Group, Inc. Savings and Protection Plan (the “Codina Plan”) will be merged with the FECI Salary Deferral Plan in the third quarter of 2006.
Note 18. Subsequent Event
In July 2006, the Company entered into an agreement to sell its headquarters building in St. Augustine, Florida to Flagler College. FECI and Railway personnel will be relocating to more efficient and workable space in buildings owned by Flagler Development Company in nearby Jacksonville, Florida, closer to the Railway’s Jacksonville yard. The sale is expected to occur by January 2007 and the Company anticipates recognizing a gain from the sale. At June 30, 2006, the carrying value of the headquarters’ building was $5.6 million.

Item 2.
Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition. Also, forward-looking statements may include statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax-deferred) sales proceeds into qualifying §1031 properties, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, intention to entitle and develop real estate, ability to complete planned acquisitions, ability of each party to the announced transaction to satisfy the closing conditions in the agreement, expected completion dates, issuance of contingent consideration, completion of existing and future projects, statements regarding accessibility, visibility, expansion opportunities, ability to complete transactions within specified time frame; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; the intentions to close the construction and demolition debris (C&D) facility at Beacon Countyline at the current estimated cost and other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results.
The Company cautions that such forward-looking statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; ability to pass through fuel surcharges to customers; a slow down in construction activities in Florida; the impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers on the Company’s rail volumes; industry competition; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and recoveries from damage claims in a satisfactory way; changes in insurance markets, including availability of windstorm coverage, increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; timing and amount of issuance of contingent consideration; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation, natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; failure of one or all parties to meet requirements, terms and conditions for closing; ability to complete transactions within a specified time frame; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the ability of the Company to close the Beacon Countyline C&D facility at the current estimated costs; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations; and other risks inherent in the real estate and other businesses of the Company.
As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.
Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date thereof. The Company undertakes no obligation to publicly release revisions to the forward-looking statements in this Report to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
Results of Operations
Consolidated Results
Second Quarter and Six Months
FECI reported consolidated revenues of $106.8 million for the second quarter of 2006 compared to $83.0 million in the second quarter of 2005, an increase of 28.7%. Consolidated revenues increased in 2006 by $23.8 million due to improved revenues at FECR ($11.1 million) and from Flagler’s realty rental and services revenue ($12.9 million) offset by decreased land sales ($0.2 million). Included in Flagler’s revenue is $10.6 million of realty services revenue from the Codina acquisition. Consolidated expenses increased by 35.1% to $88.2 million for the quarter ended June 30, 2006 compared to $65.3 million for the quarter ended June 30, 2005. This was the result of increased expenses at the Railway ($6.9 million) primarily for increased volumes of traffic, including fuel and wages, and for Flagler realty and rental services ($14.2 million) primarily related to the addition of Codina ($13.2 million), and new buildings being added to the portfolio. Also adding to increased expenses was increased cost of land sales ($0.8 million), and an increase ($1.3 million) in corporate general and administrative expenses. Income from continuing operations increased $0.7 million to $11.1 million in the second quarter 2006, compared to $10.4 million in the second quarter 2005. This is the result of the above-mentioned revenue and expense increases. Gain on disposition of discontinued operations for the second quarter 2006 was $5.8 million (net of tax) due to the resolution of all matters between the Company and Odyssey Telecorp related to the sale of EPIK Communications in 2002. The Company reported net income of $17.0 million, or, $0.48 per diluted share in the second quarter of 2006, compared with net income of $10.4 million, or $0.32 per diluted share, in the second quarter of 2005.
For the six months ended June 30, 2006, FECI reported consolidated revenues of $242.9 million, compared to $165.9 million for the same period in 2005. The Company reported income from continuing operations of $29.9 million and $18.5 million for the six months ended June 30, 2006 and 2005, respectively. The Company reported net income of $35.7 million, or $1.05 per diluted share for the six months ended June 30, 2006, compared to net income of $18.5 million or $0.56 per diluted share for the prior year period.

Railway
Second Quarter
FECR’s traffic volume and revenues for the three months ended June 30, 2006 and 2005, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended June 30
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	40.4	36.6	10.4	21,443	18,192	17.9
Construction materials	2.0	1.8	11.1	1,590	1,318	20.6
Vehicles	5.6	5.8	(3.4)	5,157	4,732	9.0
Foodstuffs & kindred	3.4	3.5	(2.9)	3,153	3,061	3.0
Chemicals & distillants	0.8	1.0	(20.0)	1,166	1,222	(4.6)
Paper & lumber	2.0	1.9	5.3	2,250	2,060	9.2
Other	3.6	3.8	(5.3)	3,103	2,578	20.4

Total carload	57.8	54.4	6.3	37,862	33,163	14.2
Intermodal	83.1	76.1	9.2	30,528	24,729	23.5

Total freight units/revenues	140.9	130.5	8.0	68,390	57,892	18.1
Ancillary revenue	—	—	—	1,622	999	62.4

Railway segment revenue	—	—	—	70,012	58,891	18.9

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Three Months
	Ended June 30
	2006	2005
Compensation & benefits	16,197	14,396
Fuel	8,781	5,966
Equipment rents (net)	963	1,134
Car hire (net)	368	(419)
Depreciation	5,579	5,399
Purchased services	2,607	2,373
Repairs to/by others (net)	(903)	(749)
Load/unload	2,478	2,241
Casualty & insurance	1,000	1,558
Property taxes	1,747	1,535
Materials	3,703	3,248
General & administrative expenses	2,296	2,185
Outside contractor delivery costs	4,219	3,488
Other (1)	827	613

Total operating expenses	49,862	42,968

(1)	Second quarter 2006 includes $0.1 million of hurricane costs, net of recoveries. Second quarter 2005 contained no hurricane costs or recoveries.
Railway segment revenues increased $11.1 million to $70.0 million in second quarter 2006 from $58.9 million in second quarter 2005. Included in the second quarter 2006 and 2005 revenues, respectively, is $6.3 million and $2.6 million in fuel surcharges for increased fuel prices. This fuel surcharge increase of $3.7 million includes a change to the fuel surcharge policy that the Railway implemented effective September 1, 2005. This change more accurately reflects the increasing fuel prices in the Railway’s freight pricing over the long run. Carload revenues increased $4.7 million (Rate/Mix — $2.6 million; Volume — $2.1 million) in second quarter 2006 over second quarter 2005. FECR continues to transport record levels of aggregate business increasing revenues $3.3 million in 2006 over second quarter 2005 due primarily to continued demand for construction in the state of Florida. As Florida residential construction activity has experienced a recent slowdown the Company expects demand for aggregate to moderate in the second half of the current year. Vehicle revenue increased $0.4 million mainly due to rate/mix ($0.6 million) offset by a volume decrease ($0.2 million) although new traffic (November 2005) was received from an existing customer. Construction Materials and Paper and Lumber commodities revenues increased $0.3 million and $0.2 million, respectively, due to the continued demand in the Florida construction market. The Company also expects demand in these commodities to moderate as the result of the slowdown in residential construction. Other carload revenue increased $0.5 million mainly due to rate/mix in waste and scrap commodities and volume in primary metal commodities, offset by a decrease in other haulage due to volume. Intermodal revenues increased $5.8 million (Rate/Mix — $3.5 million; Volume — $2.3 million) to $30.5 million in second quarter 2006 from $24.7 million in second quarter 2005, an increase of 23.5%. Leading this increase was traffic that originated and terminated on the railway’s property (local traffic) driven by the growth of motor carriers, international shipper customers and retail carriers utilizing the Railway’s intermodal services.
Operating expenses increased $6.9 million to $49.9 million in second quarter 2006 compared to $43.0 million in second quarter 2005. Compensation and benefits increased $1.8 million primarily due to general wage increases, variable compensation expenses (stock compensation costs and bonus) and labor costs to move additional traffic. Fuel increased $2.8 million due to an increase in fuel price of $2.3 million and increased consumption as the result of additional business. Car hire is the net of rents received from foreign rail carriers while the Railway’s owned/leased car fleet is on foreign lines and rents paid to foreign rail carriers while their car fleet is on the Railway’s line. Car hire (net) increased $0.8 million in second quarter 2006 due to the reduction of the Railway’s 89 ft. intermodal flat car fleet, increased foreign cars used on line and fewer rent producing cars being in service due to a repair call on certain cars. Materials increased $0.5 million mainly due to volume. This was partially offset by the decrease of repairs to/by others of $0.2 million. Outside contractor delivery costs increased $0.7 million in second quarter 2006 over second quarter 2005 due to the increased business and increased costs for driver services. These increases in expenses are offset by the decrease in accrued casualty & insurance of $0.6 million as the result of improved claims experience.
As of June 30, 2006 the Railway had made forward purchases of fuel commitments for 3.2 million gallons for delivery July 1, 2006 through April 30, 2007 for an average purchase price of $1.99 per gallon before taxes and freight. This represents 27% of the estimated consumption for the six months ending December 31, 2006 for an average purchase price of $1.96 and represents 16% of the estimated consumption for the four months ending April 30, 2007 for an average purchase price of $2.08. Typically, the Railway forward purchases fuel one-year in advance, however, due to environmental constraints limiting the availability of high sulfur diesel, the Railway was unable to forward purchase this fuel beyond April 2007. Beginning in the third quarter 2006, the Railway anticipates forward purchasing low sulfur diesel fuel.
On March 29, 2006, the United States District Court for the Southern District of Florida issued a ruling that several mining permits for the Lake Belt area in South Florida were granted without issuance of an adequate Environmental Impact Statement (EIS) and had other deficiencies. The judge remanded the matter to the U.S. Army Corps of Engineers (Corps), and the Fish and Wildlife Service (FWS) for a supplemental EIS and consideration of the other deficiencies.
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is still in the evidentiary phase with testimony and documents being presented to the court. It is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. In 2005, aggregate loads accounted for approximately $70 million or 29% of the Railway’s revenues. For six months, through June 2006, aggregate accounted for approximately 31% of the Railway’s revenues.

Six Months
FECR’s traffic volume and revenues for the six months ended June 30, 2006 and 2005, respectively, are shown below. In addition, FECR’s six months operating expenses are presented below.
TRAFFIC
Six Months Ended June 30
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	79.5	72.5	9.7	41,529	35,220	17.9
Construction materials	3.9	3.6	8.3	3,095	2,640	17.2
Vehicles	12.7	12.1	5.0	11,116	9,641	15.3
Foodstuffs & kindred	6.8	7.0	(2.9)	6,219	6,029	3.2
Chemicals & distillants	1.6	1.9	(15.8)	2,316	2,322	(0.3)
Paper & lumber	3.9	3.7	5.4	4,519	3,985	13.4
Other	8.1	8.2	(1.2)	6,206	5,430	14.3

Total carload	116.5	109.0	6.9	75,000	65,267	14.9
Intermodal	162.0	150.8	7.4	58,627	48,012	22.1

Total freight units/revenues	278.5	259.8	7.2	133,627	113,279	18.0
Ancillary revenue	—	—	—	3,453	2,155	60.2

Railway segment revenue	—	—	—	137,080	115,434	18.8

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Six Months
	Ended June 30
	2006	2005
Compensation & benefits	32,702	29,612
Fuel	16,631	11,323
Equipment rents (net)	2,111	2,254
Car hire (net)	393	(1,312)
Depreciation	11,063	10,770
Purchased services	5,352	4,833
Repairs to/by others (net)	(1,983)	(1,559)
Load/unload	4,873	4,467
Casualty & insurance	2,106	2,613
Property taxes	3,288	3,070
Materials	7,057	6,324
General & administrative expenses	4,547	4,212
Outside contractor delivery costs	8,145	6,597
Other (1)	1,804	1,295

Total operating expenses	98,089	84,499

(1)	Six months 2006 includes $0.5 million of hurricane costs, net of recoveries. Six months 2005 contained no hurricane costs or recoveries.
Railway segment revenues increased $21.7 million to $137.1 million through June 30, 2006 from $115.4 million through June 30, 2005. Included in the revenues for the six months ended June 30, 2006 and 2005, respectively, is $11.6 million and $4.7 million in fuel surcharges for increased fuel prices; a net increase of $6.9 million. This fuel surcharge increase included a change to the fuel surcharge policy the Railway implemented effective September 1, 2005. This change more accurately reflects the increasing fuel prices in the Railway’s freight pricing over the long run. Carload revenues increased $9.7 million (Rate/Mix — $5.1 million; Volume — $4.6 million) over 2005 levels driven by record levels of aggregate business increasing revenue $6.3 million in 2006 over 2005. As Florida residential construction activity has experienced a recent slowdown, the Company expects demand for aggregate to moderate in the second half of the current year. Vehicles increased $1.5 million mainly due to rate/mix and the addition (November 2005) of new traffic from one of our existing customers. Construction Materials and Paper and Lumber commodities revenues increased $0.5 million and $0.5 million, respectively, due to the continued demand in the state of Florida. Other carload revenue increased $0.8 million mainly due to rate/mix in waste and scrap commodities and in primary metal commodities. Intermodal revenues increased $10.6 million (Rate/Mix — $7.0 million; Volume — $3.6 million) to $58.6 million from $48.0 million for the first six months of 2006 over the same period 2005. Leading this increase was increased price/mix including fuel surcharges on the Railway’s intermodal business and dray services and the added volumes of local traffic in second quarter 2006.
Operating expenses increased $13.6 million to $98.1 million through June 30, 2006, compared to $84.5 million for the same period last year. Compensation and benefits increased $3.1 million primarily due to general wage increases, variable compensation expenses (stock compensation costs and bonus) and labor costs to move additional traffic. Fuel increased $5.3 million due to an increase in fuel price of $4.2 million and increased consumption as the result of additional business. Car hire is the net of rents received from foreign rail carriers while the Railway’s owned/leased car fleet is on foreign lines and rents paid to foreign rail carriers while their car fleet is on the Railway’s line. Car hire (net) increased $1.7 million due to the reduction of the Railway’s 89 ft. intermodal flat car fleet, increased foreign cars used on line, and fewer rent producing cars being in service due to a repair call on certain cars. Purchased services increased $0.5 million mainly due to spot undercutting, switch & rail grinding and rail testing done in first quarter 2006, weed spraying of the right-of-way and amortization of freight incurred on the new all purpose revenue share cars in second quarter 2006. Outside contractor delivery costs increased $1.5 million due to the increased intermodal traffic and increased costs for driver services. Other expenses increased by $0.5 million mainly attributed to expenses paid out in the first half of 2006 related to Hurricanes, which hit Florida in October of 2005. These increases in expenses are offset by the decrease in accrued casualty & insurance of $0.5 million as the result of improved claims experience.
During the first quarter of 2006, FECR completed construction and began operations on the Medley Rock Yard, which eliminates the need to switch aggregate cars as was formerly done in the Hialeah Yard, reduces yard crews at current volumes, increases the turns on equipment, and frees up capacity at the Hialeah Yard.

Realty
Second Quarter
Flagler’s revenues and expenses for the three months ended June 30, 2006 and 2005, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Three Months Ended
	June 30
(dollars in thousands)	2006	2005
Revenues:
Rental income	19,756	16,941
Rental income – straight-line rent adjustments	526	2,073
Operating expense recoveries	2,708	1,999
Operating expense recoveries – hurricane related	74	—
Rental revenues — undeveloped land	6	5
Other rental revenues	68	17

Total Realty Rental Revenues	23,138	21,035

Construction revenues	7,446	—
Brokerage revenues	2,178	201
Property management	1,116	—
Development & other services	185	—

Total Realty Services Revenues	10,925	201
Land use revenues	188	179

Total Realty Rental & Services Revenues	34,251	21,415

Realty sales	387	1,273

Total Flagler Revenues	34,638	22,688

Expenses:
Real estate taxes	2,816	2,575
Repairs & maintenance	899	707
Services, utilities, management costs	4,553	4,112
Recoverable expenses – hurricane related	179	16

Total recoverable expenses	8,447	7,410

Real estate taxes — undeveloped land	—	(6)
Repairs & maintenance	(4)	69
Depreciation & amortization	7,424	7,179
Salaries, general & administrative	51	24
Non-recoverable expenses – hurricane related	370	—

Total non-recoverable expenses	7,841	7,266

Total Realty Rental Expenses	16,288	14,676

Construction expenses	7,318	—
Brokerage expenses	1,822	110
Property management	698	—
Development & other services	626	—

Total Realty Services Expenses	10,464	110
Land and overhead expenses	5,597	3,387

Total Realty Rental & Services Expenses	32,349	18,173

Realty sales expenses	55	357

Total Flagler Expenses	32,404	18,530

Operating Profit	2,234	4,158

Minority interest	4	—
Loss from investment in unconsolidated joint ventures	(58)	—
Interest income	257	74
Interest expense	(4,985)	(5,007)
Other income	152	—

Loss Before Income Taxes	(2,396)	(775)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.

FLAGLER DEVELOPMENT
SAME STORE and NEW IN 2005
Three Months Ended June 30

	Same Store		New in 2005
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	16,938	16,066	2,818	875
Rental income – straight-line rent adjustments	(69)	1,116	595	957
Operating expense recoveries	1,888	1,516	820	483
Operating expense recoveries – hurricane related	70	—	4	—
Rental revenues — undeveloped land	6	5	—	—
Other rental revenues	64	16	4	1

Total Realty Rental Revenues	18,897	18,719	4,241	2,316

Construction revenues	—	—	—	—
Brokerage revenues	—	—	—	—
Property management	—	—	—	—
Development & other services	—	—	—	—

Total Realty Services Revenues	—	—	—	—
Land use revenues	—	—	—	—

Total Realty Rental and Services Revenues	18,897	18,719	4,241	2,316

Realty sales	—	—	—	—

Total Flagler Revenues	18,897	18,719	4,241	2,316

Expenses:
Real estate taxes	2,342	2,278	474	297
Repairs & maintenance	826	671	73	36
Services, utilities, management costs	3,730	3,553	823	559
Recoverable expenses – hurricane related	171	16	8	—

Total recoverable expenses	7,069	6,518	1,378	892

Real estate taxes — undeveloped land	—	—	—	(6)
Repairs & maintenance	56	58	(60)	11
Depreciation & amortization	5,550	5,945	1,874	1,234
Salaries, general & administrative	41	17	10	7
Non-recoverable expenses – hurricane related	66	—	304	—

Total non-recoverable expenses	5,713	6,020	2,128	1,246

Total Realty Rental Expenses	12,782	12,538	3,506	2,138

Construction expenses	—	—	—	—
Brokerage expenses	—	—	—	—
Property management	—	—	—	—
Development & other services	—	—	—	—

Total Realty Services Expenses	—	—	—	—
Land and overhead expenses	—	—	—	—

Total Realty Rental and Services Expenses	12,782	12,538	3,506	2,138

Realty sales expenses	—	—	—	—

Total Flagler Expenses	12,782	12,538	3,506	2,138

Operating Profit	6,115	6,181	735	178

(Prior year’s results have been reclassified to conform to current year’s presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2005. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.
New in 2005 consists of buildings acquired during 2005 or buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings did not have stabilized occupancy or operating expenses as of the beginning of 2005.

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & CORPORATE OVERHEAD
Three Months Ended June 30

	Realty		Land & Corporate
	Services		Overhead
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	—	—	—	—
Rental income – straight-line rent adjustments	—	—	—	—
Operating expense recoveries	—	—	—	—
Operating expense recoveries – hurricane related	—	—	—	—
Rental revenues — undeveloped land	—	—	—	—
Other rental revenues	—	—	—	—

Total Realty Rental Revenues	—	—	—	—

Construction revenues	7,446	—	—	—
Brokerage revenues	2,178	201	—	—
Property management	1,116	—	—	—
Development & other services	185	—	—	—

Total Realty Services Revenues	10,925	201	—	—
Land use revenues	—	—	188	179

Total Realty Rental and Services Revenues	10,925	201	188	179

Realty sales	—	—	387	1,273

Total Flagler Revenues	10,925	201	575	1,452

Expenses:
Real estate taxes	—	—	—	—
Repairs & maintenance	—	—	—	—
Services, utilities, management costs	—	—	—	—
Recoverable expenses – hurricane related	—	—	—	—

Total recoverable expenses	—	—	—	—

Real estate taxes — undeveloped land	—	—	—	—
Repairs & maintenance	—	—	—	—
Depreciation & amortization	—	—	—	—
Salaries, general & administrative	—	—	—	—
Non-recoverable expenses – hurricane related	—	—	—	—

Total non-recoverable expenses	—	—	—	—

Total Realty Rental Expenses	—	—	—	—

Construction expenses	7,318	—	—	—
Brokerage expenses	1,822	110	—	—
Property management	698	—	—	—
Development & other services	626	—	—	—

Total Realty Services Expenses	10,464	110	—	—
Land and overhead expenses	—	—	5,597	3,387

Total Realty Rental and Services Expenses	10,464	110	5,597	3,387

Realty sales expenses	—	—	55	357

Total Flagler Expenses	10,464	110	5,652	3,744

Operating Profit (Loss)	461	91	(5,077)	(2,292)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.

Results from Operations
Flagler rental and service revenues increased $12.9 million from $21.4 million in the second quarter 2005 to $34.3 million in the second quarter 2006. Realty rental revenue related to operating properties increased by $2.1 million from $21.0 million in 2005 to $23.1 million in 2006. Same Store revenues increased $0.2 million, compared to the prior year due to increased operating expense recoveries, including hurricane recoveries, offset by decreased rental revenues as a result of a decrease in Same Store occupancy from 96% at June 30, 2005 to 95% at June 30, 2006. New properties in 2005 increased revenues by $1.9 million in second quarter 2006, largely due to all buildings in this category not producing a full three months of operating results during the second quarter 2005.
Realty services revenue increased $10.7 million during the second quarter 2006 compared to the second quarter 2005. This increase is primarily due to Codina Group’s realty services revenue for the second quarter 2006, which includes $10.6 million from construction, brokerage, property management and development activities. Results for the Codina Group have been included since the April 27, 2006 acquisition date.
For all leases renewed during the twelve-month period ending June 30, 2006, beginning cash rental rates decreased by approximately 1% on a weighted average basis compared to the ending rate of expiring leases. Straight-line rental rates over the new lease term increased approximately 8% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 65 one hundred percent owned stabilized buildings with 7.5 million sq. ft. and overall occupancy of 95% at June 30, 2006 compared to 63 one hundred percent owned stabilized buildings with 7.2 million sq. ft. and overall occupancy of 95% at June 30, 2005. In addition at June 30, 2006, Flagler held one 206,000 sq. ft. stabilized warehouse in an unconsolidated joint venture. Same Store one hundred percent owned properties include 6.6 million sq. ft. and 95% occupancy at quarter-end 2006 compared to 96% occupancy at quarter-end 2005. Additionally, at June 30, 2006, there were six buildings with 961,000 sq. ft. that were in lease-up, which includes two warehouse buildings, totaling 399,000 sq. ft. held in unconsolidated joint ventures.
Flagler realty sales revenue decreased from $1.3 million in 2005 to $0.4 million in 2006, as there were no significant sales of land during the quarter.
Flagler rental and services expenses increased $14.1 million to $32.3 million for the quarter ended June 30, 2006 compared to $18.2 million for the quarter ended June 30, 2005. Rental expenses related to operating properties increased by $1.6 million from $14.7 million in 2005 to $16.3 million in 2006. Of this $1.6 million increase, Same Store operating properties expenses increased $0.2 million mainly from costs incurred during the second quarter of 2006 related to the impact of Hurricane Wilma. Properties beginning operations in 2005 contributed the remaining increase during the second quarter of 2006, due largely to all buildings in this category not producing a full three months of operating results in the second quarter 2005.
Realty services expenses increased $10.4 million during the second quarter 2006, compared to the second quarter 2005. This increase is primarily due to Codina Group’s realty services expenses for the second quarter 2006, which includes $10.3 million from construction, brokerage, property management and development activities.
Land and corporate overhead expenses for the combined realty operations were $5.6 million and $3.4 million for the quarters ended June 30, 2006 and 2005, respectively, an increase of $2.2 million. This net increase is due to $2.9 million of additional expenses related to Codina land and corporate overhead offset by a $0.7 million decrease in the Flagler land and corporate overhead. Codina land and corporate overhead expense is comprised of $1.0 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition, $0.3 million of amortization of intangibles and $1.6 million related to the remaining land carry and overhead functions of Codina Group that have been included since the acquisition. Flagler’s land and corporate overhead expense decreased $0.7 million due to a $0.4 million decrease in salaries, general and administrative expenses; a $0.1 million decrease in real estate taxes on undeveloped land, and a $0.2 million decrease in depreciation expense. The reduction in depreciation expense relates mainly to the increase in the I-95 interchange funds received from the City of Jacksonville during the second quarter 2006 compared to prior year. The total reimbursement was $1.0 million, of which $0.7 million was applied against depreciation on the infrastructure assets during the second quarter 2006 compared to $0.5 million applied in 2005. The remaining $0.3 million of the current year reimbursement was recorded as other non-operating income.

Flagler’s cost of real estate sales decreased $0.3 million from $0.4 million in the second quarter 2005 to $0.1 million in the second quarter 2006, as there were no significant sales of land during the quarter.
Operating profit from realty rental related to operating properties increased $0.5 million to $6.9 million in the second quarter 2006 compared to $6.4 million in the second quarter 2005. Same Store operating profit decreased by $0.1 million. Properties that began operations in 2005 generated increases in operating profit of $0.6 million. Operating profit from realty services increased $0.4 million to $0.5 million in 2006 compared to $0.1 million in 2005.

Six Months
Flagler’s revenues and expenses for the six months ended June 30, 2006 and 2005, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Six Months
	Ended June 30
(dollars in thousands)	2006	2005
Revenues:
Rental income	38,946	33,105
Rental income – straight-line rent adjustments	1,535	4,131
Operating expense recoveries	5,236	4,014
Operating expense recoveries – hurricane related	211	—
Rental revenues — undeveloped land	13	9
Other rental revenues	116	38

Total Realty Rental Revenues	46,057	41,297

Construction revenues	7,446	—
Brokerage revenues	2,598	230
Property management	1,116	—
Development & other services	185	—

Total Realty Services Revenues	11,345	230
Land use revenues	361	461

Total Realty Rental and Services Revenues	57,763	41,988

Realty sales	41,425	1,473

Total Flagler Revenues	99,188	43,461

Expenses:
Real estate taxes	5,668	4,941
Repairs & maintenance	1,694	1,370
Services, utilities, management costs	9,069	8,021
Recoverable expenses – hurricane related	483	23

Total recoverable expenses	16,914	14,355

Real estate taxes – undeveloped land	—	(57)
Repairs & maintenance	41	112
Depreciation & amortization	14,683	13,238
Salaries, general & administrative	149	72
Non-recoverable expenses – hurricane related	254	—

Total non-recoverable expenses	15,127	13,365

Total Realty Rental Expenses	32,041	27,720

Construction expenses	7,318	—
Brokerage expenses	2,071	120
Property management	698	—
Development & other services	626	—

Total Realty Services Expenses	10,713	120
Land and overhead expenses	10,665	6,907

Total Realty Rental and Services Expenses	53,419	34,747

Realty sales expenses	30,467	412

Total Flagler Expenses	83,886	35,159

Operating Profit	15,302	8,302

Minority interest	4	—
Loss from investment in unconsolidated joint ventures	(58)	—
Interest income	335	301
Interest expense	(10,029)	(9,507)
Other expense	(23)	(173)

Income (Loss) Before Income Taxes	5,531	(1,077)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.

FLAGLER DEVELOPMENT
SAME STORE and NEW IN 2005
Six Months Ended June 30

	Same Store		New in 2005
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	33,602	31,798	5,344	1,307
Rental income – straight-line rent adjustments	217	2,423	1,318	1,708
Operating expense recoveries	3,618	3,202	1,618	812
Operating expense recoveries – hurricane related	189	—	22	—
Rental revenues — undeveloped land	13	9	—	—
Other rental revenues	109	35	7	3

Total Realty Rental Revenues	37,748	37,467	8,309	3,830

Construction revenues	—	—	—	—
Brokerage revenues	—	—	—	—
Property management	—	—	—	—
Development & other services	—	—	—	—

Total Realty Services Revenues	—	—	—	—
Land use revenues	—	—	—	—

Total Realty Rental and Services Revenues	37,748	37,467	8,309	3,830

Realty sales	—	—	—	—

Total Flagler Revenues	37,748	37,467	8,309	3,830

Expenses:
Real estate taxes	4,743	4,449	925	492
Repairs & maintenance	1,544	1,315	150	55
Services, utilities, management costs	7,513	7,191	1,556	830
Recoverable expenses – hurricane related	434	23	49	—

Total recoverable expenses	14,234	12,978	2,680	1,377

Real estate taxes — undeveloped land	—	—	—	(57)
Repairs & maintenance	74	97	(33)	15
Depreciation & amortization	11,162	11,543	3,521	1,695
Salaries, general & administrative	52	49	97	23
Non-recoverable expenses – hurricane related	(53)	—	307	—

Total non-recoverable expenses	11,235	11,689	3,892	1,676

Total Realty Rental Expenses	25,469	24,667	6,572	3,053

Construction expenses	—	—	—	—
Brokerage expenses	—	—	—	—
Property management	—	—	—	—
Development & other services	—	—	—	—

Total Rental Services Expenses	—	—	—	—
Land and overhead expenses	—	—	—

Total Realty Rental and Services Expenses	25,469	24,667	6,572	3,053

Realty sales expenses	—	—	—	—

Total Flagler Expenses	25,469	24,667	6,572	3,053

Operating Profit	12,279	12,800	1,737	777

(Prior year’s results have been reclassified to conform to current year’s presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2005. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.
New in 2005 consists of buildings acquired during 2005 or buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings did not have stabilized occupancy or operating expenses as of the beginning of 2005.

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & CORPORATE OVERHEAD
Six Months Ended June 30

	Realty		Land & Corporate
	Services		Overhead
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	—	—	—	—
Rental income – straight-line rent adjustments	—	—	—	—
Operating expense recoveries	—	—	—	—
Operating expense recoveries – hurricane related	—	—	—	—
Rental revenues — undeveloped land	—	—	—	—
Other rental revenues	—	—	—	—

Total Realty Rental Revenues	—	—	—	—

Construction revenues	7,446	—	—	—
Brokerage revenues	2,598	230	—	—
Property management	1,116	—	—	—
Development & other services	185	—	—	—

Total Realty Services Revenues	11,345	230	—	—
Land use revenue	—	—	361	461

Total Realty Rental and Services Revenues	11,345	230	361	461

Realty sales	—	—	41,425	1,473

Total Flagler Revenues	11,345	230	41,786	1,934

Expenses:
Real estate taxes	—	—	—	—
Repairs & maintenance	—	—	—	—
Services, utilities, management costs	—	—	—	—
Recoverable expenses – hurricane related	—	—	—	—

Total recoverable expenses	—	—	—	—

Real estate taxes — undeveloped land	—	—	—	—
Repairs & maintenance	—	—	—	—
Depreciation & amortization	—	—	—	—
Salaries, general & administrative	—	—	—	—
Non-recoverable expenses – hurricane related	—	—	—	—

Total non-recoverable expenses	—	—	—	—

Total Realty Rental Expenses	—	—	—	—

Construction expenses	7,318	—	—	—
Brokerage expenses	2,071	120	—	—
Property management	698	—	—	—
Development & other services	626	—	—	—

Total Realty Services Expenses	10,713	120	—	—
Land and overhead expenses	—	—	10,665	6,907

Total Realty Rental and Services Expenses	10,713	120	10,665	6,907

Realty sales expenses	—	—	30,467	412

Total Flagler Expenses	10,713	120	41,132	7,319

Operating Profit (Loss)	632	110	654	(5,385)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.

Results from Continuing Operations
Flagler rental and services revenues increased $15.8 million from $42.0 million for the six months ended June 30, 2005 to $57.8 million for the six months ended June 30, 2006. Realty rental revenue related to operating properties increased by $4.8 million from $41.3 million in 2005 to $46.1 million in 2006. Of this $4.8 million increase, Same Store operating properties rental revenues increased $0.3 million compared to the prior year due to increased operating expense recoveries, including hurricane recoveries, offset by decreased rental revenues as a result of a decrease in Same Store occupancy from 96% at June 30, 2005 to 95% at June 30, 2006. Properties beginning operations in 2005 increased rental revenues by $4.5 million during the first six months of 2006, largely due to all buildings in this category not producing a full six months of operating results during the first half of 2005. Land use revenues decreased $0.1 million.
Realty services revenue increased $11.1 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, due to the Codina acquisition. Of this $11.1 million increase, Flagler’s realty services revenue increased $0.5 million for the six months ended 2006 compared to the six months ended 2005 due to increased third party brokerage activity. Codina Group realty services revenue for the six months ended 2006 accounts for the remaining $10.6 million increase from the construction, brokerage, property management and development activities. Results for the Codina Group have been included since the April 27, 2006 acquisition date.
Flagler held 65 one hundred percent owned stabilized buildings with 7.5 million sq. ft. and overall occupancy of 95% at June 30, 2006 compared to 63 one hundred percent owned stabilized buildings with 7.2 million sq. ft. and overall occupancy of 95% at June 30, 2005. In addition at June 30, 2006, Flagler held one 206,000 sq. ft. stabilized warehouse in an unconsolidated joint venture. Same Store one hundred percent owned properties include 6.6 million sq. ft. and 95% occupancy at quarter-end 2006 compared to 96% occupancy at quarter-end 2005. Additionally, at June 30, 2006, there were six buildings with 961,000 sq. ft. that were in lease-up, which includes two warehouse buildings, totaling 399,000 sq. ft. held in unconsolidated joint ventures.
Flagler realty sales revenue increased $39.9 million from $1.5 million in 2005 to $41.4 million in 2006. Included in the realty sales for the six months ended June 30, 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Flagler’s rental and services expenses increased $18.7 million from $34.7 million for the six months ended June 30, 2005 to $53.4 million for the six months ended June 30, 2006. Rental expenses related to operating properties increased by $4.3 million from $27.7 million in 2005 to $32.0 million in 2006. Of this $4.3 million increase, Same Store operating properties rental expenses increased by $0.8 million, due to a $0.3 million increase in utilities, a $0.3 million increase in real estate taxes, a $0.4 million increase in Hurricane Wilma related costs, a $0.2 million increase in general repairs and maintenance, and a $0.4 million decrease in depreciation and amortization. Properties beginning operations in 2005 contributed the remaining $3.5 million increase in expenses during the first six months of 2006, due largely to all buildings in this category not producing a full six months of operating results during the first half of 2005.
Realty services expenses increased $10.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily due to Codina Group’s realty services expenses from the date of acquisition (April 27, 2006), which includes $10.3 million from construction, brokerage, property management and development activities. Flagler’s realty services expenses increased $0.3 million for the six months due to increase third party brokerage activity.
Land and corporate overhead expenses for the combined realty operations increased $3.8 million from $6.9 million for the six months ended June 30, 2005 to $10.7 million for the six months ended June 30, 2006. This net increase is due to $2.9 million of additional expenses related to Codina land and corporate overhead and a $0.9 million increase in the Flagler land and corporate overhead. Codina land and corporate overhead expense is comprised of $1.0 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition, $0.3 million of amortization of intangibles and $1.6 million related to the remaining land carry and overhead functions of Codina that have been included since the acquisition. Flagler’s land and corporate overhead expense increased $0.9 million due primarily to severance costs for the former President of Flagler offset by decreased salaries expense and a reduction to depreciation expense as a result of the I-95 interchange funds reimbursement received from the City of Jacksonville. The total reimbursement was $1.0 million, of which $0.7 million was applied against depreciation on the infrastructure assets. The remaining $0.3 million was recorded as other non-operating income.
Flagler’s cost of real estate sales increased $30.1 million, from $0.4 million for the six months ended June 30, 2005 to $30.5 million for the six months ended June 30, 2006 as the result of increased land sale activity, due to increased land sales during 2006.
Operating profit from rental properties increased $0.4 million to $14.0 million in 2006 compared to $13.6 million in 2005. Same Store operating profit decreased by $0.5 million. Properties that began operations in 2005 generated increases in operating profit of $1.0 million. Operating profit from realty services increased $0.5 million to $0.6 million in 2006 compared to $0.1 million in 2005.
In July 2006, the Company renewed its property insurance for the real estate business. The Company experienced significantly higher costs and limited available capacity for windstorm coverage as a result of prior years’ storm activity. As a consequence, the Company purchased lesser amounts of insurance coverage at a greater cost than the expiring coverage and will self-insure some of the windstorm exposure. This will result in an estimated increase to insurance costs of $4.0 million over the twelve-month renewal period. However, Flagler expects to recover a significant portion of the increased cost from tenant reimbursements.
Railway Realty Rental and Sales
Railway realty rental and sales revenues and expenses were comparable for the second quarter and six months of 2006 and 2005 with relatively minor activity.
Corporate Expenses
Second Quarter and Six Months
Corporate expenses for the quarter ended June 30, 2006 were $4.5 million compared to $3.2 million for the quarter ended June 30, 2005. The increase quarter-over-quarter primarily relates to severance expense of $0.5 million and increased incentive-based compensation (i.e., restricted stock).
Corporate expenses for the six months ended June 30, 2006 and 2005 were $7.9 million and $15.7 million, respectively. First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter 2005 and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits.
Interest Expense
Second Quarter and Six Months
Interest expense for the second quarter and the first six months of 2006 was $5.1 million and $10.2 million, respectively, compared to $5.1 million and $9.7 million for the second quarter and first six months of 2005, respectively. The increased interest expense for the six months resulted primarily from reduced construction at Flagler resulting in less capitalized interest. Also contributing to the additional interest expense was an increase in the variable interest rate associated with Flagler’s seven-year variable mortgage note. Cash paid for interest was $11.4 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively.
Other Income
Second Quarter and Six Months
Other income was $3.7 million and $5.9 million for the second quarter and first six months of 2006, respectively, compared to $3.0 million and $9.2 million for the second quarter and first six months of 2005. The quarter-over-quarter increase primarily relates to one-time income of $0.7 million related to a utility easement. Included in the six months of 2005 results is one-time income of $3.0 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Income Tax
Income tax expenses represent an effective rate of 37.3% for the first six months of 2006 and 2005. The Company’s effective tax rate reflects tax credits related to track maintenance at FECR and compensation over $1.0 million for Mr. Adolfo Henriques that is non-deductible under section 162(m) of the Internal Revenue Code. This 162(m) compensation primarily relates to sign-on grants provided to Mr. Henriques as detailed in his employment agreement.
Discontinued Operations
During the second quarter of 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.5 million, as a $5.8 million gain on disposition of discontinued operations. During the first quarter of 2006, FECI received a cash deposit related to the disputed matters of $5.0 million. This payment was reflected as deferred revenue at the end of the first quarter of 2006 as ultimate settlement was not estimable until final resolution; full resolution was achieved in the second quarter of 2006.

Financial Condition, Liquidity and Capital Resources
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the six months ended June 30, 2006 and 2005.

	Six Months
	Ended June 30
(dollars in thousands – unaudited)	2006	2005
Cash Flows from Operating Activities
Net income	35,698	18,475
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	28,563	26,324
Non-cash charge from hurricane, net of recoveries	360	—
Gain on disposition of properties, including those discontinued	(23,629)	(5,958)
Deferred taxes	(1,052)	(3,493)
Stock compensation expense (Note 10)	5,539	7,192
Changes in operating assets and liabilities:
Accounts receivable	1,438	(1,081)
Prepaid expenses	215	13
Materials and supplies	(450)	(1,417)
Straight line rent	(1,464)	(812)
Prepaid commissions	(2,985)	(2,068)
Other assets and deferred charges	1,722	(3,531)
Accounts payable	(9,006)	(8,119)
Taxes payable	11,905	14,453
Income tax refund	—	2,800
Other current liabilities	1,829	(2,498)
Other long-term liabilities	(119)	(969)

Net cash generated by operating activities	48,564	39,311

Cash Flows from Investing Activities
Purchases of properties and equipment	(75,520)	(124,325)
Acquisition of Codina Group Inc. and related interests, net of cash acquired	(65,533)	—
Investment in unconsolidated joint ventures	(6,316)	—
Increase in restricted cash	(77)	—
Proceeds from disposition of assets, including those discontinued	57,050	6,779

Net cash used in investing activities	(90,396)	(117,546)

Cash Flows from Financing Activities
Borrowings from long term debt	230	—
Payment of mortgage debt	(2,561)	(2,412)
Payment of acquired debt	(30,117)	—
Payment of dividends	(4,485)	(3,567)
Proceeds from exercise of options	9,478	9,654
Tax benefit associated with equity based compensation	3,980	2,163
Stock repurchase program payments (Note 7)	—	(2,289)
Purchase of common stock	(1,894)	(1,750)
Investment by minority interest	250	—

Net cash (used in) provided by financing activities	(25,119)	1,799

Net Decrease in Cash and Cash Equivalents	(66,951)	(76,436)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	9,039	49,730

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	19,027	5,200

Cash paid for interest	11,351	10,983

(Prior year’s results have been reclassified to conform to current year’s presentation.)
See accompanying notes to consolidated financial statements (unaudited).

Supplemental Schedule on Non-Cash Investing and financing activities
The Company purchased Codina Group Inc. and related interests for combined equity and cash consideration of $147.6 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,107
Acquisition transaction costs	5,345
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,190)

Liabilities assumed	103,850

(1)	Reconciliation to Statements of Cash Flows

Cash paid for acquired Company	71,190
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,533

On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina resulting in an increase to goodwill of $9.5 million.
Net cash generated by operating activities was $48.6 million and $39.3 million in the six months ended June 30, 2006 and 2005, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects changes in working capital and increased 2006 operating net income adjusted for certain non-cash items (i.e., depreciation and amortization and stock compensation expense).
Purchases of property and equipment for the six months ended June 30, 2006 and 2005 were $75.5 million and $124.3 million, respectively. During the six months ended June 30, 2006 and 2005, the Company invested approximately $57 million and $108 million, respectively, at Flagler. The decrease primarily relates to three large purchases in the first quarter 2005 by Flagler using §1031 proceeds, totaling $69.6 million. During the first quarter 2006, Flagler purchased for $22.6 million and immediately sold for $25.5 million a 48-acre mixed-use parcel located in Orlando, Florida. For the six months ended June 30, 2006 and 2005, the Company’s capital investments at FECR were approximately $19 million and $15 million, respectively.
Proceeds from disposition of assets were $57.1 million and $6.8 million for the six months ended June 30, 2006 and 2005, respectively. Included in the proceeds for the six months 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million. Also included in the proceeds for the six months ended June 30, 2006, was $9.3 million from the gain on disposition of EPIK Communications.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares, at $44.60 per share as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further describe in Note 10), at an average price of $54.90 per share as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to a post-closing adjustment based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. The contingent equity is held by an escrow agent. On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina.

Net cash (used in)/provided by financing activities was $(25.1) million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. Financing activities for the six months 2006 included $30.1 million for the payment of debt acquired in the Codina Group acquisition. Financing activities for the six months ended June 30, 2005 included $2.3 million for the repurchase of the Company’s stock.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at June 30, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At June 30, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.04 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.
On April 27, 2006 the Company amended its existing credit agreement to accommodate the acquisition of the Codina Group and related assets. Amendments to increase the limits on advances, loans, extensions of credit and guarantees of debt of persons that are not Loan Parties and other administrative changes were made. There were no changes to the existing credit limit and the minimum required level of financial covenants.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JP Morgan. The note was issued in connection with the Beacon City Center joint venture. The amount outstanding on the note at June 30, 2006 was $1.2 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
The Company believes its access to liquidity via cash generated from operations and the existing Credit Agreement and/or external financing will be sufficient to support needs in future years. The Company plans on maintaining its revolving credit facility in support of its general corporate needs.

Off Balance Sheet Arrangements
The Company and its subsidiaries have entered into operating leases (see also, the discussion of Debt and Other Commitments in Note 9 of the Consolidated Financial Statements located elsewhere in this report) that are disclosed in the next section, “Contractual Obligations and Commercial Commitments.”
Contractual Obligations and Commercial Commitments
Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less (3)
Contractual Cash Obligations		than 1			After 5
At June 30, 2006	Total	year	2-3 years	4-5 years	years

Long-term debt obligations (2)	433,633	15,822	132,389	41,710	243,712
Capital lease obligations	633	93	370	170	—
Operating lease obligations	43,179	2,416	5,352	2,167	33,244
Unconditional purchase obligations (1)	15,692	12,207	3,189	296	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	493,137	30,538	141,300	44,343	276,956

(1)	Unconditional purchase obligations at June 30, 2006 consisted of outstanding forward purchase agreements for diesel fuel at FECR and various purchase agreements.

(2)	Includes payments of principal and interest.

(3)	Represents the remaining six months of 2006.
Amount of Commitments
Expiration per Period
(dollars in thousands)

	Total	Less (2)
Other Commercial Commitments	Amounts	than 1			Over 5
at June 30, 2006	Committed	year	2-3 years	4-5 years	years

Lines of credit	—	—	—	—	—
Standby letters of credit (1)	615	129	486	—	—
Guarantees	2,549	—	2,549	—	—
Other commercial commitments	41,296	40,546	750	—	—

Total commercial commitments	44,460	40,675	3,785	—	—

(1)	Excludes letters of credit for AMB Codina Lakes, LLC (a Codina joint venture with AMB Properties in West Dade) in the amounts of $190,374 and $433,218 with expirations in 2-3 years and over 5 years, respectively.

(2)	Represents the remaining six months of 2006.
At June 30, 2006, the standby letters of credit were primarily for construction commitments related to building and infrastructure projects at Flagler’s project locations and to cover deductibles related to insurance policies. Other commercial commitments primarily include amounts committed to customers and vendors for construction projects at Flagler owned developments.
The Company owns interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Beacon Lakes (AMB Codina Beacon Lakes, LLC), has debt outstanding of $33.4 million as of June 30, 2006. Additionally, the Beacon Lakes project includes the Beacon Lakes Community Development District (CDD). This CDD has financing outstanding of $53.0 million from special assessment bonds (series 2003A) carrying an interest rate of 6.9% and a maturity date of May 2035. Additional discussion of these entities can be found in Note 4, “Investments in Joint Ventures,” of the Consolidated Financial Statements located elsewhere in this report.

OTHER MATTERS
Critical Accounting Policies
The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing allocation of acquisition costs, principles of consolidation, impairment of long-lived assets, income tax provisions, revenue recognition, real estate infrastructure costs, cost capitalization and contingencies may be considered Critical Accounting Policies.
Allocation of Acquisition Costs – The Company utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring businesses and buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. As the result of this acquisition, the Company paid $66 million in cash to Mr. Codina for certain property interests, repaid $31.0 million of debt assumed in the acquisition, issued approximately 289,000 shares of stock to certain Codina Group employees and issued approximately 3.3 million shares of stock, of which 1.9 million shares were issued to Mr. Codina (includes 0.2 million shares of contingent consideration earned during the second quarter 2006) and the balance held in escrow awaiting the satisfaction of certain contingencies. The majority ($108.8 million) of acquisition costs were allocated to various tangible assets and liabilities (including cash, accounts receivable, land, investments in joint ventures, accounts payable, accrued expenses, landfill closure liability, debt and deferred tax liabilities). Costs of $11.6 million were allocated to intangible assets (e.g., customer relationships and non-compete) with the remaining $21.9 million allocated to goodwill.
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
Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and partnerships, certain joint venture partnerships and any variable interest entities consolidated under FIN 46R, as described below. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company assesses consolidation of variable interest entities under the guidance of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an Interpretation of ARB No. 51 as revised in December 2003 (FIN 46R). The Company accounts for joint venture entities and subsidiary partnerships in accordance with Emerging Issues Task Force Abstracts (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF Issue No. 04-5, the general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights.
Additional discussion of these entities can be found in Note 4, “Investments in Joint Ventures,” of our Consolidated Financial Statements located elsewhere in this report.
Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At June 30, 2006, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible value of assets acquired. Under the guidance of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews the recoverability of goodwill on an annual basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management’s opinion, no impairment exists at June 30, 2006.
Income Tax Provisions – FECI’s net deferred tax liability was $202.5 million at June 30, 2006 and $185.9 million at December 31, 2005. At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of June 30, 2006, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various taxes, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 2002 have been closed with the Internal Revenue Service (IRS).
On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI based on the settlement with the IRS for the years noted. The Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.3 million of interest was paid to the IRS. This interest amount had no effect on net income during the quarter as the amounts were previously provisioned.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $24,000 of interest was paid which had no effect on net income for the quarter as the amount was previously provisioned.
Revenue Recognition –
Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with SFAS 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $23.6 million at June 30, 2006 and $22.1 million at December 31, 2005, which is reported in current and long-term assets. At June 30, 2006 there are two leases that each total more than 10% of this amount. The combined total for these two tenants is $6.7 million. The total for the top five leases is $11 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
Realty Sales – The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (SFAS 66). Profits from sales of real estate are not recognized unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) the Company has transferred to the buyer the usual risks and rewards of ownership, and (iv) the Company does not have substantial continuing involvement with the property.
Construction Contracts – The Company recognizes profits on the percentage-of-completion contract method by multiplying a percentage (costs incurred to date divided by total estimated costs) by estimated profit (contract price of job minus total estimated costs) otherwise known as the cost-to-cost method.
Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, including indirect labor. General and administrative costs are charged to expense as incurred. Provisions for estimated losses are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders and settlements are accounted for as changes in estimates in the current period.
Real Estate Infrastructure Costs – The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
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
Under a current agreement with the City of Jacksonville and the Florida Department of Transportation (FDOT), Flagler constructed and deeded to the FDOT an interchange asset in the third quarter of 2004. During 2004, prior to completion of the interchange asset, Flagler received $2.1 million that was applied as a reduction in the basis of the asset. In June 2005, Flagler received its first “post interchange transfer” reimbursement from the City of Jacksonville for $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income. In June 2006, Flagler recorded its second “post interchange transfer” reimbursement from the City of Jacksonville for $1.0 million, of which $0.7 million was applied against depreciation expense on infrastructure assets. The remaining $0.3 million of the reimbursement was recorded as other non-operating income. These reimbursements received after the completion of the infrastructure asset were allocated between operating and non-operating activities based on the relative assessed value of property within Flagler Center, owned by Flagler versus that sold to outside parties. Future reimbursements will be treated similarly.
Cost Capitalization – The Company capitalizes costs during the development and construction of owned assets (including interest, property taxes and other direct and indirect costs) beginning when development commences until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy.
The Company capitalizes pre-development costs incurred in pursuit of future development projects that are deemed probable. These costs include legal fees, survey fees and related overhead costs. Pre-development costs incurred in the pursuit of projects for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a future development project changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

Contingencies – It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 41 of the Company’s 2005 Annual Report on Form 10-K.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At June 30, 2006, the Company considers the estimated fair market value of the mortgage notes to be $341.8 million.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
On April 27, 2006, the Company acquired Codina Group and certain related property interests held directly or indirectly by Armando Codina. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 testing and evaluation as of and for the year ended December 31, 2006 will not include internal controls over financial reporting for the acquired operations of the Codina Group. Codina Group is included in the Company’s Consolidated Financial Statements as of June 30, 2006 and for the period from April 27, 2006 to June 30, 2006. The Company is in the process of incorporating the internal controls and procedures of Codina Group into the Company’s internal controls over financial reporting.
Except for the Codina acquisition, there were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II
Item 1.
LEGAL PROCEEDINGS
There are no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.
Item 1A.
RISK FACTORS
There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” on page 7 of the Company’s 2005 Annual Report Form 10-K other than as set forth in the following paragraphs.
Concentration Risks of Business with Aggregate Customers: FECR has three primary aggregate customers with operations in south Florida that represent approximately 30% of FECR’s total annual revenues. One customer represents approximately 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future.
On March 29, 2006, the United States District Court for the Southern District of Florida issued a ruling that several mining permits for the Lake Belt area in South Florida were granted without issuance of an adequate Environmental Impact Statement (EIS) and had other deficiencies. The judge remanded the matter to the U.S. Army Corps of Engineers (Corps), and the Fish and Wildlife Service (FWS) for a supplemental EIS and consideration of the other deficiencies.
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is still in the evidentiary phase with testimony and documents being presented to the court. It is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. In 2005, aggregate loads accounted for approximately $70.0 million or 29% of the Railway’s revenues. For six months, through June 2006, aggregate accounted for approximately 31% of the Railway’s revenues.
Windstorms: In July 2006 the Company renewed its property insurance for its real estate business. Available capacity for windstorm coverage in Florida is limited, and at significantly higher costs. As a consequence the Company purchased lesser amounts of insurance coverage at a greater cost than the expiring coverage and will self- insure some of the windstorm exposure. It is possible that the Company will experience windstorm damage to its properties in excess of available insurance.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40.0 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the second quarter of 2006, no shares were purchased.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended June 30, 2006:

		Average Price	Total Number of Shares	Maximum Amount of
		Paid Per Share	Purchased as Part of	Value that may yet be
	Total Number of	(including	Publicly Announced Plans	Purchased under the
	Shares Purchased	commissions)	or Programs	Plans or Programs
April	—	—	—	37,711,048

May	—	—	—	37,711,048

June	3,864 (1)	$53.69	—	37,711,048

(1)	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.
On April 27, 2006, the Company acquired privately held Codina Group and certain related property interests. Equity that was issued in the transaction included approximately 3.3 million shares of common equity to the contributors, 1,295,399 shares of which are contingent upon the achievement of certain value based milestones and 288,518 shares to certain Codina Group employees. In addition, up to $29.2 million of equity may be issued in connection with partnership distributions.
The shares issued to date have been treasury shares that were held by the Company. Exclusive of the restricted stock issued to certain Codina Group employees, which were registered on Form S-8, the shares issued in the transaction are unregistered. The shares may not be sold or transferred for periods ranging from one to five years after the closing.

Item 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on June 1, 2006. There were 33,396,522 shares of common stock outstanding as of the record date, April 24, 2006.
Proposal 1: The election of ten directors to hold office until the Annual Meeting of Shareholders in 2007, or until their successors are elected and qualified.

	Number of Votes Cast
Common Class	Votes For	Votes Withheld

Armando Codina	30,328,981	487,058
David M. Foster	27,425,484	3,390,555
Adolfo Henriques	27,422,472	3,393,567
James E. Jordan	27,161,258	3,654,781
Gilbert H. Lamphere	27,124,030	3,692,009
Joseph Nemec	27,159,180	3,656,859
Jorge Perez	27,421,333	3,394,706
Wellford L. Sanders, Jr.	27,391,165	3,424,874
Rosa Sugrañes	30,589,995	226,044
George R. Zoffinger	30,598,100	217,939
Proposal 2: Ratification of KPMG, LLP as our independent registered public accounting firm for the 2006 fiscal year.

Votes For	Votes Against	Abstention	Broker Non-Votes

30,625,114	160,461	30,464	0
Item 6.
EXHIBITS
(a)	Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FLORIDA EAST COAST INDUSTRIES, INC.
     (Registrant)

Dated: August 8, 2006	/s/ Amy Bramlitt
Amy Bramlitt
Vice President and Controller

Dated: August 8, 2006	/s/ Daniel H. Popky
Daniel H. Popky, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

S-K ITEM 601		DOCUMENTS

2	(i)	Codina acquisition documents	(8)

3	(i)	Second Amended and Restated Articles of Incorporation	(1)

3	(ii)	Amended and Restated By-Laws	(1)

4		Amended and Restated Rights Agreement	(1)

10	(a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger	(2)

10	(b)	Distribution and Recapitalization Agreement	(5)

10	(c)	Shareholders’ Agreement dated as of October 26, 1999 among Alfred I. duPont Testamentary Trust, Nemours Foundation and Florida East Coast Industries, Inc.	(6)

10	(d)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks	(3)

10	(e)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers	(4)

10	(f)	2002 Stock Incentive Plan, as amended	(14)

10	(g)	FECI 2002 Employee Stock Purchase Plan	(10)

10	(h)	Stock Purchase Agreement dated as of August 4, 2004 between Florida East Coast Industries, Inc. and Alfred I. duPont Testamentary Trust and the Nemours Foundation	(11)

10	(i)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company	(12)

10	(j)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers	(13)

10	(k).1 - 10(k).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques.	(7)

10	(l)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	(7)

10	(m)	Codina acquisition documents	(8)

10	(n)
First Amendment to Credit Agreement, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger

10	(o)	Employment and Change in Control Agreements dated April 27, 2006, effective April 27, 2006, between FECI and Armando Codina.	(9)

10	(p)	Restricted stock agreement dated May 3, 2006 between FECI and Jorgé San Miguel.

10	(q)	Representative restricted stock agreement between FECI and certain employees of Codina Group

31.1	– 31.2	Section 302 Certifications

32.1		Section 906 Certification

(1)	Amended and Restated Articles of Incorporation of the Registrants, Amended and Restated By-Laws of the Registrant and Amended and Restated Shareholder Rights Agreement, dated April 27, 2006, as were filed on Form 8-K (all incorporated by reference as an Exhibit to the Form 8-K) with the Securities and Exchange Commission on April 28, 2006 (File No. 001-32866).

(2)	This document dated February 22, 2005, is filed as an exhibit to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

(3)	These documents filed on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and November 8, 2001.

(4)	This document filed on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

(5)	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

(6)	Shareholders’ Agreement, incorporated by reference to Appendix C to the definitive Proxy Statement on Schedule 14A, was filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

(7)	These documents dated February 10, 2005 and March 28, 2005, are filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

(8)	These documents dated January 5, 2006 are filed as an Exhibit to Form 8-K with the Securities and Exchange Commission on January 11, 2006 and exhibits to Form 8-K with the Securities and Exchange Commission filed on April 28, 2006.

(9)	These documents dated April 27, 2006 are filed as an Exhibit to Form 8-K with the Securities and Exchange Commission on May 2, 2006.

(10)	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

(11)	These documents, dated August 4, 2004, are filed as exhibits to Form 10-Q with the Securities and Exchange Commission on August 9, 2004.

(12)	These documents, dated August 10, 2004, are filed on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

(13)	This document dated August 25, 2004, is filed as an exhibit to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

(14)	This document, dated June 2, 2005, is filed as an exhibit to Form 10-K with the Securities and Exchange Commission on March 1, 2006.