Form 10-Q
period 2006-09-30
Florida East Coast Industries, Inc.
filed 2006-11-03
CIK 1360951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock-no par value	35,604,099 shares

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX

Page
Numbers
PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2006 and December 31, 2005	2

Consolidated Statements of Income — Three Months and Nine Months Ended September 30, 2006 and 2005	3

Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and 2005	4 – 5

Notes to Consolidated Financial Statements	6 – 20

Item 2. Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations

Comparison of Third Quarter 2006 versus Third Quarter 2005 and Nine Months 2006 versus Nine Months 2005	21 – 38

Changes in Financial Condition, Liquidity and Capital Resources	39 – 41

Other Matters	42 – 45

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 5. Other Information	47

Item 6. Exhibits	48
EX-10(p)
EX-31.1
EX-31.2
EX-32.1

Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30	December 31
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents (Note 16)	17,185	75,990
Restricted cash (Note 16)	361	—
Accounts receivable (net)	43,309	35,732
Accounts receivable from related parties	6,192	—
Materials and supplies	4,733	3,840
Assets held for sale (Note 12)	9,032	9,761
Deferred income taxes	3,528	1,345
Prepaid expenses	11,778	6,727
Straight line rent	4,774	4,429

Total Current Assets	100,892	137,824

Long Term Assets:
Properties, less accumulated depreciation and amortization (Note 13)	1,153,468	955,395
Investment in unconsolidated joint ventures (Note 4)	39,178	—
Goodwill (Note 2)	31,297	—
Intangible assets, less amortization (Note 2)	19,312	9,696
Prepaid commissions	12,785	11,486
Straight line rent	19,094	17,717
Other assets	5,015	5,626

Total Long Term Assets	1,280,149	999,920

Total Assets	1,381,041	1,137,744

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	59,344	48,544
Taxes payable (Note 15)	18,758	2,044
Deferred revenue	10,075	5,527
Short-term debt (Note 9)	5,437	5,198
Other accrued liabilities	15,571	6,819

Total Current Liabilities	109,185	68,132

Deferred Income Taxes	215,533	187,241

Long-Term Debt (net of current portion) (Note 9)	329,932	332,760

Other Long-Term Liabilities	35,060	11,449

Minority Interest in Joint Ventures (Note 4)	4,811	—

Shareholders’ Equity
Common Stock: (Note 10)	166,915	130,098
Common stock, no par value; 150,000,000 shares authorized, 39,929,218 shares issued and 35,604,099 shares outstanding at September 30, 2006 and 39,487,258 shares issued and 32,983,135 shares outstanding at December 31, 2005

Amounts shown net of un-amortized (expected weighted-average amortization period of 2.8 years) restricted stock deferred compensation of $24,857 and $10,860, respectively
Retained earnings	657,761	615,656
Treasury stock at cost (4,325,119 shares at September 30, 2006 and 6,504,123 shares at December 31, 2005. September 30, 2006 treasury stock includes 1,106,977 contingent shares) (Note 7)	(138,156)	(207,592)

Total Shareholders’ Equity	686,520	538,162

Total Liabilities and Shareholders’ Equity	1,381,041	1,137,744

(Prior year’s results have been reclassified to conform to current year’s presentation)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Operating revenues:
Railway operations	63,396	59,902	200,476	175,336

Realty rental and services	42,197	23,289	101,722	66,986
Flagler CAM recoveries associated with hurricane costs (Note 5)	101	—	312	—

Total realty rental and services	42,298	23,289	102,034	66,986
Realty sales	1,332	3,482	47,410	10,261

Total revenues	107,026	86,673	349,920	252,583

Operating expenses:
Railway operations	47,102	43,079	144,732	127,578
Hurricane recoveries, net of expenses	(5,788)	304	(5,329)	304

Total railway operations	41,314	43,383	139,403	127,882

Realty rental and services	39,845	18,863	93,251	54,503
Hurricane recoveries, net of expenses	(2,563)	221	(1,641)	280

Total realty rental and services	37,282	19,084	91,610	54,783

Realty sales	674	1,326	32,412	2,147
Corporate general & administrative	3,609	3,451	11,489	19,105

Total expenses	82,879	67,244	274,914	203,917

Operating profit	24,147	19,429	75,006	48,666

Minority interest	34	—	38	—
Income from investment in unconsolidated joint ventures (Note 4)	67	—	9	—
Interest income	153	374	1,264	1,117
Interest expense	(5,134)	(5,074)	(15,317)	(14,821)
Other income (Note 8)	2,363	2,383	8,275	11,632

	(2,517)	(2,317)	(5,731)	(2,072)

Income before income taxes	21,630	17,112	69,275	46,594
Provision for income taxes	(8,138)	(6,387)	(25,909)	(17,394)

Income from continuing operations	13,492	10,725	43,366	29,200

Discontinued Operations (Note 3)
(Loss) gain on sale of discontinued operations (net of taxes)	(111)	—	5,713	—

Earnings from discontinued operations	(111)	—	5,713	—

Net income	13,381	10,725	49,079	29,200

Earnings Per Share
Income from continuing operations – basic	$0.39	$0.33	$1.27	$0.91
Income from continuing operations – diluted	$0.38	$0.32	$1.26	$0.89
(Loss) gain on sale of discontinued operations – basic	$(0.01)	—	$0.17	—
Gain on disposition of discontinued operations – diluted	—	—	$0.17	—

Net income – basic	$0.38	$0.33	$1.44	$0.91
Net income – diluted	$0.38	$0.32	$1.43	$0.89

Average shares outstanding – basic	34,933,849	32,503,303	34,147,821	32,170,430
Average shares outstanding – diluted	35,060,743	33,079,757	34,356,450	32,850,807
(Prior year’s results have been reclassified to conform to current year’s presentation, including discontinued operations)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months
	Ended September 30
	2006	2005
Cash Flows from Operating Activities
Net income	49,079	29,200
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	43,868	40,592
Gain on involuntary conversion, due to Hurricane Wilma	(1,913)	—
Gain on disposition of properties, including those discontinued	(24,287)	(8,114)
Deferred taxes	8,513	995
Stock compensation expense (Note 10)	9,156	7,915
Changes in operating assets and liabilities:
Accounts receivable	(324)	(4,175)
Prepaid expenses	(5,707)	(2,839)
Materials and supplies	(892)	(785)
Straight line rent	(1,722)	(5,228)
Prepaid commissions	(4,794)	(2,599)
Other assets and deferred charges	2,134	(949)
Accounts payable	(8,117)	(5,212)
Taxes payable (Note 15)	15,825	16,679
Income tax refund	—	2,800
Other current liabilities	12,920	(2,821)
Other long-term liabilities	(209)	(964)

Net cash generated by operating activities	93,530	64,495

Cash Flows from Investing Activities
Purchases of properties and equipment	(112,368)	(152,256)
Acquisition of Codina Group Inc. and related interests, net of cash acquired (Note 2)	(65,804)	—
Investment in unconsolidated joint ventures	(8,479)	—
Decrease in restricted cash	1,445	—
Proceeds from hurricane related insurance settlement	3,343	—
Proceeds from disposition of assets, including those discontinued	58,701	10,261

Net cash used in investing activities	(123,162)	(141,995)

Cash Flows from Financing Activities
Borrowings from long term debt	272	—
Payment of mortgage debt	(3,870)	(3,645)
Payment of acquired debt	(30,117)	—
Payment of dividends	(6,976)	(5,540)
Proceeds from exercise of options	10,167	19,132
Tax benefit associated with equity based compensation	3,116	3,924
Stock repurchase program payments (Note 7)	—	(2,289)
Purchase of common stock	(2,360)	(1,474)
Investment by minority interest	595	—

Net cash (used in)/provided by financing activities	(29,173)	10,108

Net Decrease in Cash and Cash Equivalents	(58,805)	(67,392)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	17,185	58,774

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	19,219	7,200

Cash paid for interest	17,063	16,521

(Prior year’s results have been reclassified to conform to current year’s presentation)
See accompanying notes to consolidated financial statements (unaudited).

Supplemental Schedule on Non-Cash Investing and Financing Activities
The Company purchased Codina Group Inc. (Codina) and related interests for combined equity and cash consideration of $147.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,193
Acquisition transaction costs	5,616
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,461)

Liabilities assumed	103,936

(1) Reconciliation to Statements of Cash Flows
Cash paid for acquired Company	71,461
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,804

During the third quarter, the Company incurred additional transactions costs of $0.3 million related to the purchase of Codina Group, Inc.
On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina resulting in an increase to Goodwill of $9.5 million.

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly Florida East Coast Industries, Inc.’s (the Company or FECI) financial position as of September 30, 2006 and December 31, 2005, and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2005 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year’s presentation, including discontinued operations.
Note 2. Acquisition of Codina Group and Related Interests
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 10) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to a post-closing adjustment based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina.
The acquisition strengthened the Company’s position as a landowner and commercial developer in the state of Florida with a strong presence in the South Florida, Orlando and Jacksonville markets. Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate development, construction, leasing, property management and brokerage firm with approximately 150 employees. Through its development activities, Codina manages pre-development site selection, government interface, feasibility analysis, architectural and design phases, engineering process and construction coordination. Codina’s construction group provides general contractor services for commercial projects for both domestic and international clients. The brokerage group services include leasing and sales, representation for tenants and landlords, and consulting services. The realty management group provides commercial property management and financial reporting services. The Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property; developed over 1,760 acres of land; and currently manages more than 12 million sq. ft. of property.
In addition to Codina Group, the transaction included the following projects under current and future development in South Florida:
100% Owned
*	Beacon Countyline, 497 acres in Hialeah; future plans are for the creation of a large industrial and office park.
*	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development.
*	Gables Office Building, a 45,000 sq. ft. office building currently under construction.

Joint Ventures
*	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. The Company owns a 21.2% interest in a venture with an affiliate of AMB Properties that owns the Beacon Lakes development, except for the 57 acres described herein. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres known as Beacon Village. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties.
*	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.
*	Downtown Doral (formerly Beacon City Center), a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses.
*	Burger King, a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 250,000 sq. ft. building for Burger King’s corporate headquarters.
The Company used existing cash, including cash held in §1031 escrow funds, to satisfy the cash and debt repayment needs of closing the acquisition.
Purchase Price Allocations
The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The purchase price allocation could change as additional information becomes available, as estimates are refined or as additional events occur including the resolution of certain contingent consideration. The following table presents the preliminary allocation of the aggregate purchase price for the acquisition based on the estimated fair values as of April 27, 2006, the acquisition date:

(dollars in thousands)	April 27, 2006
Cash	4,125
Other current assets	16,576
Property and equipment, net	161,116
Goodwill	21,784
Intangible assets	11,600
Investments in joint ventures	30,699
Other assets	293

Assets acquired	246,193

Current liabilities	25,731
Acquired debt	30,117
Other long-term debt	1,009
Deferred tax liabilities	18,663
Other liabilities	24,200
Minority interest	4,216

Liabilities assumed	103,936

Net assets acquired	142,257

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

Pro Forma Financial Information
The following table sets forth the unaudited pro forma results of operations of the Company for the three- and nine-month periods ended September 30, 2006 and 2005, respectively. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Codina acquisition had occurred at the beginning of each of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended		Nine Months Ended
(dollars in thousands,	September 30		September 30
except per share amounts)	2006	2005	2006	2005
Revenue	107,026	100,093	373,842	313,120
Net income	13,381	8,813	48,316	25,914
Earnings per share:
Basic	$0.38	$0.27	$1.41	$0.81
Diluted	$0.38	$0.27	$1.41	$0.79
The pro forma amounts above reflect the elimination of all intercompany transactions between Flagler Development Company and Codina Group Inc., assuming the acquisition occurred as of January 1, 2005. Amortization of intangible assets acquired and restricted stock has been included in the above amounts. It is assumed, for all periods presented, that $30.1 million of debt has been repaid and related interest reversed. The pro forma net earnings above reflect an income tax provision at the Company’s consolidated tax rate for each respective period.
Note 3. Discontinued Operations
During the second quarter of 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.6 million, as a $5.7 million gain on disposition of discontinued operations. During the first quarter of 2006, FECI received a cash deposit related to the disputed matters of $5.0 million. This payment was reflected as deferred revenue at the end of the first quarter of 2006 as ultimate settlement was not estimable until final resolution; full resolution was achieved in the second quarter of 2006.
Note 4. Investments in Joint Ventures
The Company assesses consolidation of variable interest entities under the guidance of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an Interpretation of ARB No. 51 as revised in December 2003 (FIN 46R). The Company accounts for joint venture entities and subsidiary partnerships in accordance with Emerging Issues Task Force Abstracts (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF Issue No. 04-5, the general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights.
Investments in Consolidated Joint Ventures
As of September 30, 2006, joint ventures that have been included in the Consolidated Financial Statements consisted of:
*	Downtown Doral (CM Doral Development Company LLC) – A venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. The Company has an interest in a partnership (Codina Doral Ltd) with Armando Codina and his children, which holds a 50.1% interest in this venture.
All balances and financial results for this entity are included in the accompanying Consolidated Financial Statements, with the outside partner’s 49.9% ownership shown as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Joint Ventures
As of September 30, 2006, the Company’s investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
*	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. AMB Codina Beacon Lakes, LLC owns the Beacon Lakes development, except for the 57 acres described herein. AMB Codina Beacon Lakes LLC is owned 21.2% by the Company and 78.8% by an affiliate of AMB Properties. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres. Beacon Village is owned by Beacon Village LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties. The Beacon Lakes joint venture entities are accounted for using the equity method.

*	Boca 54 (Boca 54 Land Associates LLC) — On May 31, 2006, the Company entered into and owns a 20% interest in a venture with an affiliate of TIAA – CREF that owns a 54-acre land parcel with entitlements for 941,000 sq. ft. of office space located in the City of Boca Raton. The Boca 54 joint venture is accounted for using the equity method.
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
The Railway (Railway segment) has incurred approximately $3.5 million of total hurricane costs related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds for hurricanes experienced in 2005. The Railway estimates that it will incur $3.8 million of incremental hurricane costs in total. The Railway has received $5.8 million in insurance claim recoveries during third quarter 2006 related to utility service interruption ($3.7 million) and recovery of physical damage and extra expense incurred ($2.1 million). The Company also received insurance recovery of $0.2 million in the third quarter 2006 for Railway real estate asset physical damage and extra expense incurred related to the 2005 hurricanes.
Several of Flagler Development Group’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) is estimated to be approximately $7.0 million, of which approximately $3.9 million has been recovered from insurance to offset expenses and to replace damaged assets. Approximately $0.7 million is expected to be recovered from tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2005 and each quarter through September 30, 2006. However, in an effort to provide a more complete accounting for the cost of the hurricane damages, management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the first nine months of 2006 and since the hurricanes affected the Company.

‘2005 HURRICANE’ — COST AND RECOVERY SUMMARY

	Total	Cost (Recovery)
	Estimated	recognized	Cost (Recovery)
	Cost and	in first nine months	recognized
(dollars in thousands)	(Recovery) (1)	of 2006	since inception
Railway
Operating expenses (Hurricane Costs)	3,779	867	3,473
Hurricane recoveries (net) (2)	(979)	(362)	(979)
Insurance recovery – Physical damage and extra expenses	(2,417)	(2,102)	(2,102)
Utility service interruption insurance settlement	(3,732)	(3,732)	(3,732)

Hurricane recoveries, net of expenses	(3,349)	(5,329)	(3,340)

Railway Realty Rental
Operating expenses (Hurricane Costs)	461	177	461
Insurance recovery – Physical damage	(195)	(195)	(195)

Hurricane recoveries, net of expenses	266	(18)	266

Flagler
Flagler CAM recoveries associated with Hurricane	(733)	(312)	(655)
Capital expenditures (Properties)	5,242	4,776	5,055

Operating expenses (Hurricane Costs)	1,720	579	1,351
Asset write-off due to replacement (3)	1,898	1,660	1,847
Insurance proceeds	(3,862)	(3,862)	(3,862)

Hurricane recoveries, net of expenses	(244)	(1,623)	(664)

(1)	The amounts shown in this column are management’s best estimates of total costs to be incurred and amounts to be recovered due to the 2005 hurricanes, however, these estimates are subject to change, which could be material. Remaining estimated recoveries relate to costs yet to be submitted or incurred.

(2)	Hurricane recoveries (net) represent amounts recovered from various municipalities located along the Railway’s right-of-way and other governmental authorities for reimbursement for operation of rail crossings during the outage and for related repairs of those crossings.

(3)	Represents assets (primarily roofs) most of which have been replaced during 2006 and their related write-off of remaining net book value.
Note 6. Commitments and Contingencies
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate and property management and bankruptcies. Additionally, due to changes in market conditions, particularly related to availability and cost of windstorm coverage for the Company’s property, the Company currently self insures a greater amount of this exposure than it has in past years.
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
The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of

Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. Consulting environmental and geotechnical engineering firms have evaluated the expected costs of closure. The expected cost of $24.2 million is included in other liabilities and was recorded at the date of the Codina transaction described in Note 2.
AMB Codina Beacon Lakes LLC had $33.6 million of debt outstanding at September 30, 2006. The Company has guaranteed $5.4 million of this debt, which represents its proportional ownership.
The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the potentially responsible parties (PRPs), the Company does not expect to incur material additional costs, if any.
Note 7. Dividends and Stock Repurchase
On August 24, 2006, the Company declared a dividend of $0.07 per share on all issued and outstanding common stock. The dividend was payable September 22, 2006 to shareholders of record as of September 8, 2006. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
Dividend distributions on contingent shares related to the Codina acquisition are not reflected as dividends but are recorded as restricted cash until such time as the shares are released.
On August 4, 2004, the Board of Directors authorized the expenditure of $40.0 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of September 30, 2006, $2.3 million of stock had been repurchased through this program.
Note 8. Other Income

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2006	2005	2006	2005
Pipe & wire crossings/signboards	859	869	3,429	3,812
Fiber lease income	1,762	1,753	5,277	5,330
Air rights income	—	—	—	3,049
Other (net)	(258)	(239)	(431)	(559)

	2,363	2,383	8,275	11,632

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway’s right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The nine-month’s 2005 results include one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Note 9. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At September 30, 2006, $334.1 million was outstanding on these notes. These notes are collateralized by buildings and properties, having a carrying value at September 30, 2006 of $268.0 million, net of accumulated depreciation of $154.9 million. The mortgage notes carry both fixed rates (various; ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 6.40% at September 30, 2006). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2006, the Company considers the estimated fair market value of the mortgage notes to be $345.4 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At September 30, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.06 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At September 30, 2006, there were no borrowings outstanding on this facility.
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
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at September 30, 2006 was $1.3 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
Note 10. Stock-Based Compensation
Prior to fiscal 2006, the Company accounted for stock options and other equity-based compensation using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by FASB Statement 123R “Share-Based Payment” (Statement 123R) for fiscal years beginning after June 15, 2005. The Company uses the modified prospective approach in its adoption and transition to Statement 123R. Statement 123R generally requires that an entity account for equity-based compensation costs and transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The adoption of this guidance has not materially affected the financial statements of the Company.
The Company has a shareholder approved long-term incentive program (the “Plan”) under which the Compensation Committee of the Board of Directors makes equity awards. The Company has not granted stock options under this Plan since 2003. Additionally, at September 30, 2006 and December 31, 2005 the number of unvested stock options was approximately 3,000 and 19,000, respectively. In all periods presented, awards under the Plan have been grants of restricted stock. In addition, the Company has an “Employee Stock Purchase Plan” (“ESPP”) that allows all employees to purchase shares of the Company at a 15% discount with purchases not to exceed 10% of the participant’s base-salary. Contributions are limited to $25,000 annually. The discount on shares purchased during the nine-month periods ended September 30, 2006 and September 30, 2005 was $37,800 and $29,800, respectively.
The amount of restricted stock granted to employees is generally based on various performance targets related to the operational and financial performance of the Company. All restricted shares are granted as new common shares as authorized under the Plan. Grants of restricted stock generally vest over a service period of three to four years. Vesting generally occurs pro-rata over the service period. The employee upon leaving service forfeits unvested restricted shares, unless otherwise accelerated pursuant to employment agreements. At September 30, 2006 the number of authorized shares that could be awarded in the future was 1,902,255 shares.
In connection with the Codina acquisition, the company granted 288,518 shares of restricted stock to certain Codina employees who became employees of the Company on the acquisition date, April 27, 2006. The restricted stock granted will vest 25% after one year, and the remaining 75% will vest three years from the date of the grant.

	Nine Months Ended				Years Ended
	September 30				December 31
	2006		2005		2005		2004
Stock compensation cost ($ in thousands) for share-based payment plans:
Stock options	31		458	(1)	458	(1)	2,009	(2)
Restricted stock	9,087	(3)	7,457	(1)	9,442	(1)	2,810
Employee Stock Purchase Plan	38		—		—		—

	9,156		7,915		9,900		4,819

Amount of related income tax benefit recognized	3,525		3,047		3,811		1,855

(1)	First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter and included $5.3 million of additional equity compensation, which is included in the above amounts.

(2)	In a first quarter 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction, which is included in the above amount.

(3)	Included in this amount is $1.6 million of accelerated vesting related to the former President of Flagler Development Company and another former employee.
The fair value compensation cost ($31,000 in the first nine months 2006) of unvested stock options was determined using historical Black Scholes input information at the time of grant: 2003 - 2001. These inputs included expected dividend yield between 0.61% and 0.37%, expected volatility between 37% and 22%, risk free interest rate between 4.4% and 2.3% and expected term in years of 3.8 years.
Stock Options

			Weighted	Aggregate
			Average	Intrinsic
		Weighted	Remaining	Value
		Average Exercise	Contractual	($ in
	Number of Shares	Price	Term	thousands)

Outstanding balance at December 31, 2005	616,487	$31.78	3.5	—
Changes during the nine months:
Granted	—	—	—	—
Exercised	(327,950)	$31.00	—	—
Forfeited	—	—	—	—
Expired	(2,571)	$21.09	—	—

Outstanding balance at September 30, 2006	285,966	$32.70	3.1	$6,971

Exercisable at September 30, 2006	283,026	$32.82	3.1	$6,867

The total intrinsic-value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $6.8 million and $10.5 million, respectively, and $11.8 million and $8.3 million for the years ended December 31, 2005 and December 31, 2004, respectively.

Non-Vested Restricted Stock

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Outstanding balance at December 31, 2005	355,790	$40.40
Changes during the nine months:
Granted	433,556	$53.28
Vested	(143,766)	$39.95
Forfeited	(6,488)	$36.09

Outstanding balance at September 30, 2006	639,092	$49.21

The total fair-value of shares vesting during the nine months ended September 30, 2006 and September 30, 2005 was $7.2 million and $4.7 million, respectively, and $4.5 million and $3.8 million for the years ended December 31, 2005 and December 31, 2004, respectively.
The following table illustrates the effect on net income and income per share as if the Company had applied the fair-value recognition provisions of SFAS 123 in all the years presented:

		Three Months			Nine Months
	Ended September 30			Ended September 30
(dollars in thousands, except per share amounts)	2006	2005	2004	2006	2005	2004
Net income — as reported inclusive of compensation cost for restricted stock	13,381	10,725	10,470	49,079	29,200	27,160
Stock-based compensation expense included in reported income for all stock option awards (net of related tax effects)	4	—	—	20	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method (Black Scholes) for all stock option awards (net of related tax effects)	(4)	(71)	(189)	(20)	(274)	(569)

Pro forma net income	13,381	10,654	10,281	49,079	28,926	26,591

Earnings per share:

Basic – as reported	$0.38	$0.33	$0.32	$1.44	$0.91	$0.77
Basic – pro forma	$0.38	$0.33	$0.31	$1.44	$0.90	$0.75

Diluted – as reported	$0.38	$0.32	$0.31	$1.43	$0.89	$0.75
Diluted – pro forma	$0.38	$0.32	$0.30	$1.43	$0.88	$0.74
Note 11. Earnings Per Share
The diluted weighted-average number of shares includes the incremental net shares that would be issued upon the exercise of “in-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period. Applying the treasury stock method, these net shares resulted in the dilution of 208,629 shares and 680,377 shares at September 30, 2006 and 2005, respectively. “Out-of-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period were 117,551 shares and 35,206 shares at September 30, 2006 and 2005, respectively.
In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (SFAS 128), contingent shares are excluded from the calculation of both basic and diluted earnings per share until such time that all conditions of the contingency have been satisfied. Once the contingent conditions have been met and the shares become issuable, the contingent shares are included in the calculation of basic earnings per share and contingent shares are included in diluted earnings per share at the beginning of the period in which they became issuable.
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
During the first quarter of 2005, Flagler purchased two buildings: one for $41.5 million with approximately 240,000 rentable sq. ft. on 5.1 acres of land and one for $19.5 million with approximately 107,000 rentable sq. ft. on 8.0 acres of land. The majority ($50.1 million) of acquisition costs for these buildings were allocated to various tangible assets (including land, land improvements, building and parking decks) with the remaining costs allocated to financial assets (e.g., above or below market value of in-place leases) and intangible assets (e.g., customer relationship intangible). Financial assets and intangible assets are generally amortized over the remaining life (approximately 3.5 to 8 years) of the underlying tenant leases. Amortization for these intangible assets was $0.4 million and $0.4 million for the quarters ended September 30, 2006 and 2005, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.
In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate” (SFAS 66), revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured as well as other factors.
During the first quarter of 2006, a 29.5-acre parcel of land owned by the Railway and located at the Railway’s former Miller Shops property was sold. The Company is obligated under the agreement to construct a road and provide water and sewer lines that will benefit the sold parcel. The road and utilities will also benefit the Company’s adjacent Flagler Crossing project. As a result, a portion of the revenue from the sale has been deferred and will be recognized in future periods using the percentage-of-completion method. At September 30, 2006 the deferred revenue was $2.6 million.
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as “assets held for sale” in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). At September 30, 2006 the St. Augustine corporate headquarters building (under contract for sale), a multi-family site at Flagler Crossings and several small land parcels are included in this category.
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
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is nearing completion however; it is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. Closing arguments are currently scheduled for the end of November and the court has indicated a desire to issue a ruling by the end of the year. In 2005, aggregate loads accounted for approximately $70.0 million or 29% of the Railway’s revenue. For nine months, through September 2006, aggregate accounted for approximately 30% of the Railway’s revenues.
In addition, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment shown as “railway realty”.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

The following table represents property owned by each of the Company’s legal entities:

	September 30	December 31
(dollars in thousands)	2006	2005
FECR Properties (1)
Road equipment and structures	456,765	442,954
Buildings	14,205	13,234
Equipment	199,302	203,188
Land and land improvements	22,965	12,562
Fiber	3,200	3,200
Construction in progress	13,432	7,018

	709,869	682,156
Less accumulated depreciation	283,884	279,121

	425,985	403,035

Flagler (1)
Land and land improvements	371,054	240,149
Buildings	489,995	469,833
Equipment	6,430	3,193
Construction in progress	59,068	13,039

	926,547	726,214
Less accumulated depreciation	192,413	168,242

	734,134	557,972

Corporate
Equipment	15,363	15,077
Construction in progress	4	1,570

	15,367	16,647
Less accumulated depreciation	12,986	12,498

	2,381	4,149

(1)	Included in the September 30, 2006 and year ended 2005 amounts, respectively, are $6.3 million and $0.8 million of FECR properties and $2.7 million and $9.0 million of Flagler properties, respectively, for buildings and associated land that is held for sale.

Information by industry segment:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(dollars in thousands)	2006	2005	2006	2005
Operating Revenues
Railway operations:
Total Railway	63,396	59,902	200,476	175,336
Flagler:
Realty rental revenues	25,428	21,867	71,274	63,164
CAM recoveries associated with hurricane costs	101	—	312	—

Total realty rental revenues	25,529	21,867	71,586	63,164

Realty services revenues	15,765	274	27,110	504
Land use revenues	129	202	490	663

Total Flagler realty rental and services revenues	41,423	22,343	99,186	64,331

Flagler realty sales	1,193	1,307	42,618	2,780

Railway realty rental revenues	875	946	2,848	2,655
Railway realty sales	139	2,175	4,792	7,481

Total realty	43,630	26,771	149,444	77,247

Total Revenues	107,026	86,673	349,920	252,583

Operating Expenses
Railway operations:
Railway operations	47,102	43,079	144,732	127,578
Hurricane recoveries, net of expenses	(5,788)	304	(5,329)	304

Total Railway	41,314	43,383	139,403	127,882
Flagler:
Realty rental expenses	17,128	14,528	48,432	42,225
Hurricane recoveries, net of expenses	(2,360)	28	(1,623)	51

Total realty rental expenses	14,768	14,556	46,809	42,276

Realty services expenses	14,328	156	25,041	317
Land & overhead expenses	7,971	3,680	18,636	10,546

Total Flagler realty rental and services expenses	37,067	18,392	90,486	53,139

Flagler realty sales	659	471	31,126	883

Railway realty rental expenses	418	499	1,142	1,415
Hurricane recoveries, net of expenses	(203)	193	(18)	229

Total Railway realty rental expenses	215	692	1,124	1,644

Railway realty sales	15	855	1,286	1,264

Total realty	37,956	20,410	124,022	56,930

Corporate general & administrative	3,609	3,451	11,489	19,105

Total Expenses	82,879	67,244	274,914	203,917

Operating Profit (Loss)
Railway operations	22,082	16,519	61,073	47,454
Realty	5,674	6,361	25,422	20,317
Corporate general & administrative	(3,609)	(3,451)	(11,489)	(19,105)

Segment & consolidated operating profit	24,147	19,429	75,006	48,666

Minority interest	34	—	38	—
Income from investment in unconsolidated joint ventures	67	—	9	—
Interest income	153	374	1,264	1,117
Interest expense	(5,134)	(5,074)	(15,317)	(14,821)
Other income	2,363	2,383	8,275	11,632

	(2,517)	(2,317)	(5,731)	(2,072)

Income before income taxes	21,630	17,112	69,275	46,594

(Prior year’s results have been reclassified to conform to current year’s presentation)

Note 14. Related Party Transactions
The Company provides development, construction, real estate management and brokerage services to several unconsolidated real estate entities in which the Company has a financial interest and for which it receives development, construction, property management and brokerage fee revenue. From these entities the Company received fees of $7.9 million and had associated expenses of $7.4 million from the acquisition date of April 27, 2006 through September 30, 2006. These fees and related expenses, after elimination of the Company’s ownership share, are included in realty rental and services revenue and expense on the Consolidated Statements of Income.
As part of the Codina acquisition as described in Note 2, the Company acquired an interest in a partnership with Mr. Codina and his children. The partnership holds a 50.1% interest in a venture that holds options to acquire real property (see Note 4).
Note 15. Taxes Payable

	September 30	December 31
(dollars in thousands)	2006	2005
Federal income tax	258	566
State income tax	—	—
Property taxes	17,993	939
Other	507	539

Taxes payable	18,758	2,044

On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI. Based on the settlement with the IRS of the 2000 – 2002 tax years, the Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.2 million of interest was paid to the IRS. This interest amount had no effect on net income during the nine months as the amounts were previously provisioned.
The increase in property taxes payable resulted from payment of these taxes in the fourth quarter of each year.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $0.2 million of interest was paid which had no effect on net income for the nine months as the amount was previously provisioned.
At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards and which has been offset against deferred tax liabilities. This has resulted in no state income taxes due at September 30, 2006.
Note 16. Cash Deposits, §1031 Escrow Funds and Restricted Cash
Cash and cash equivalents at September 30, 2006 included $17.2 million of funds on hand and invested in taxable and tax-exempt money market and short-term securities.
At December 31, 2005, $23.1 million of §1031 escrow funds were available for reinvestment. In addition, $22.1 million of land sale proceeds were added to the §1031 escrow funds during the first nine months of 2006. When the Codina acquisition closed on April 27, 2006 the entirety of Flagler’s and FECR’s escrowed funds were utilized for the acquisition of certain Codina properties. At September 30, 2006 the Company had no §1031 escrow funds remaining.
Restricted cash at September 30, 2006 was $0.4 million. This included $0.2 million held in escrow for the Gables Office Building Project and $0.2 million for dividend distributions on contingent shares held in escrow.

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
Mr. Henriques’ employment agreement provides for an initial credit to his account of $500,000, a second credit of $130,000 on January 1, 2006 and succeeding annual credits equal to 20% of his annual base salary. The balances in the account will be credited with annual earnings equal to the product of the greater of 5%, or the applicable federal rate (based on the long term rate for January of each year) times the account balance. Mr. Henriques will be 100% vested in his account balance in March 2007, the second anniversary of employment. Costs of the plan are accounted for in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87).
Subsequent to the acquisition of Codina Group, Inc., eligible Codina employees were offered the opportunity to enroll in the Florida East Coast Salary Deferral Plan (the “FECI Salary Deferral Plan”). The assets of Codina’s former plan, Codina Group, Inc. Savings and Protection Plan (the “Codina Plan”) were merged with the FECI Salary Deferral Plan in the third quarter of 2006.
Note 18. Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company will be required to apply FIN 48 with its fiscal year beginning January 1, 2007. The Company has not yet completed its analysis, and is unable to estimate the effect on its financial statements at this time.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will be required to apply FAS 157 with its fiscal year beginning January 1, 2008. The adoption of FAS 157 will not materially affect the financial statements of the Company.
Note 19. Subsequent Event
The Company sold the corporate headquarters property, located in St. Augustine, Florida, to Flagler College on October 20, 2006. The sales price was $10 million and the Company will claim a charitable contribution on its federal and state tax returns for the difference between the appraised fair market value and the sales price, as required under federal tax regulations. The proceeds from the sale were reinvested in a qualified §1031 transaction. At September 30, 2006, the carrying value of the headquarters building was $5.6 million.
On October 17, 2006, 3,860 additional shares were released to Mr. Codina to reflect working capital changes on the opening balance sheet (April 27, 2006) of Codina Group Inc. as per the acquisition agreement. In addition, on October 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 94,211 shares, together with applicable dividends, were released to Mr. Codina.

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
The Company cautions that such forward-looking statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions (particularly in the state of Florida, the southeast US and the Caribbean) as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; ability to pass through fuel surcharges to customers; a slow down in construction activities in Florida, including the residential market; the impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers on the Company’s rail volumes; industry competition; consolidation within industries of the Company’s customers; ongoing challenges in the US domestic auto makers ability to be competitive; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); the Railway’s ability to purchase low sulfur diesel fuel; changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and recoveries from damage claims in a satisfactory way; changes in insurance markets, including availability of windstorm coverage, increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; timing and amount of issuance of contingent consideration; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation, natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; failure of one or all parties to meet requirements, terms and conditions for closing; ability to complete transactions within a specified time frame; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the ability of the Company to close the Beacon Countyline C&D facility at the current estimated costs; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations; and other risks inherent in the real estate and other businesses of the Company.

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
Results of Operations
Consolidated Results
Third Quarter and Nine Months
FECI reported consolidated revenues of $107.0 million for the third quarter of 2006 compared to $86.7 million in the third quarter of 2005, an increase of 23.5%. Consolidated revenues increased in 2006 by $20.3 million primarily due to improved revenues at FECR ($3.5 million) and from Flagler’s realty rental and services revenue ($19.0 million) offset by decreased land sales ($2.2 million). Included in Flagler’s revenue is $15.7 million of realty services revenue from the Codina acquisition. Consolidated expenses increased by 23.3% to $82.9 million for the quarter ended September 30, 2006 compared to $67.2 million for the quarter ended September 30, 2005. Railway expenses decreased $2.1 million compared to the prior year quarter due to $5.8 million of hurricane insurance recoveries (net of related expenses) offset by increases primarily for compensation, materials and fuel costs. Flagler realty and rental services contributed an additional $18.7 million to the increase in expenses primarily related to the addition of Codina ($14.3 million), and new buildings being added to the portfolio offset by $2.6 million of hurricane insurance recoveries (net of related expenses). The cost of land sales decreased $0.7 million and corporate general and administrative expenses increased $0.2 million. Income from continuing operations increased $2.8 million to $13.5 million in the third quarter 2006, compared to $10.7 million in the third quarter 2005. This is the result of the above-mentioned revenue and expense increases. The Company reported net income of $13.4 million, or, $0.38 per diluted share in the third quarter of 2006, compared with net income of $10.7 million, or $0.32 per diluted share, in the third quarter of 2005.
For the nine months ended September 30, 2006, FECI reported consolidated revenues of $349.9 million, compared to $252.6 million for the same period in 2005. The Company reported income from continuing operations of $43.4 million and $29.2 million for the nine months ended September 30, 2006 and 2005, respectively. The Company reported net income of $49.1 million, or $1.43 per diluted share for the nine months ended September 30, 2006, compared to net income of $29.2 million or $0.89 per diluted share for the prior year period. Gain on disposition of discontinued operations for the nine months 2006 was $5.7 million (net of tax) due to the resolution of all matters between the Company and Odyssey Telecorp related to the sale of EPIK Communications in 2002.

Railway
Third Quarter
FECR’s traffic volume and revenues for the three months ended September 30, 2006 and 2005, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended September 30
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	34.0	35.3	(3.7)	18,414	17,983	2.4
Construction materials	1.8	1.9	(5.3)	1,480	1,385	6.9
Vehicles	4.0	4.8	(16.7)	3,813	3,959	(3.7)
Foodstuffs & kindred	3.1	3.3	(6.1)	2,953	2,851	3.6
Chemicals & distillants	0.9	0.8	12.5	1,419	1,114	27.4
Paper & lumber	1.6	1.7	(5.9)	1,887	1,908	(1.1)
Other	2.9	3.1	(6.5)	2,567	2,287	12.2

Total carload	48.3	50.9	(5.1)	32,533	31,487	3.3
Intermodal	79.5	80.4	(1.1)	29,709	27,254	9.0

Total freight units/revenues	127.8	131.3	(2.7)	62,242	58,741	6.0
Ancillary revenue	—	—	—	1,154	1,161	(0.6)

Railway segment revenue	—	—	—	63,396	59,902	5.8

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Three Months
	Ended September 30
	2006	2005
Compensation & benefits	15,321	14,889
Fuel	7,885	6,562
Equipment rents (net)	1,001	980
Car hire (net)	(330)	(703)
Depreciation	5,651	5,517
Purchased services	2,731	2,263
Repairs to/by others (net)	(1,152)	(1,003)
Load/unload	2,261	2,351
Casualty & insurance	1,040	1,524
Property taxes	1,419	1,302
Materials	3,547	3,019
General & administrative expenses	2,097	1,965
Outside contractor delivery costs	4,304	3,739
Other (1)	(729)	978
Utility service interruption settlement	(3,732)	—

Total operating expenses	41,314	43,383

(1)	Third quarter 2006 includes $0.1 million of hurricane costs and $2.2 million of hurricane recoveries (net). Third quarter 2005 included $0.3 million of hurricane costs.
Railway segment revenues increased $3.5 million to $63.4 million in third quarter 2006 from $59.9 million in third quarter 2005. Included in the third quarter 2006 and 2005 revenues respectively, is $6.3 million and $3.5 million in fuel surcharges for increased fuel prices. This fuel surcharge increase of $2.8 million is included in the rate/mix variances and includes additional customers paying a fuel surcharge for 2006 and a change to the fuel policy that the Railway implemented effective September 1, 2005. This change more accurately reflects the increasing fuel cost in the Railway’s freight pricing over the long run. Carload revenue increased $1.0 million (Rate/Mix increase - $2.6 million; Volume decrease — $1.6 million) in third quarter 2006 over third quarter 2005. Overall, Carload shipments declined 5.1% or approximately 2,600 units in third quarter 2006 from third quarter 2005. This decline in volume is primarily due to the softening of the residential construction market in Florida and the loss of vehicle traffic from domestic manufacturers.

Aggregate revenue increased $0.4 million in third quarter 2006 over third quarter 2005 due to rate/mix and higher fuel surcharges, offset by a 3.7% decrease in volume. As a result of the decline in the Florida residential construction activity, the Railway has experienced a decline in shipments from its aggregate customers both from third quarter 2006 versus third quarter 2005 and also from the first six months of 2006. To offset this decline in volume, the Railway’s customers are shifting business from the residential construction market into the commercial and public infrastructure markets. This shift may replace some or all of the aggregate lost due to the slow-down in the residential construction market although the timing is uncertain. Vehicle revenue decreased $0.1 million (Rate/Mix increase — $0.5 million; Volume decrease — $0.6 million) The volume decrease is driven by the decline of domestic vehicle shipments, which was slightly offset by an increase in shipments of foreign manufactured vehicles. Chemicals and distillants revenue increased $0.3 million mainly due to rate/mix ($0.2 million). Intermodal revenue increased $2.4 million (Rate/Mix increase — $2.7 million; Volume decrease — $0.3 million) to $29.7 million in third quarter 2006 from $27.3 million in third quarter 2005, an increase of 9.0%. In third quarter 2005, one customer shifted traffic from the Gulfport, Mississippi port to the Port Everglades port due to the impact of Hurricane Katrina. This resulted in an estimated $0.3 million of additional Intermodal revenue in the third quarter 2005 compared to third quarter 2006. This traffic has since returned to the Gulfport, Mississippi port.
Operating Expenses decreased $2.1 million to $41.3 million in third quarter 2006 compared to $43.4 million in third quarter 2005. Included in third quarter 2006 operating expenses are $2.1 million of insurance recoveries, net of related expenses (included in other expense) and a $3.7 million utility service interruption insurance settlement, related to Hurricane Wilma. The three months ended September 30, 2005 included $0.3 million of Hurricane Wilma related expenses. Railway operating expenses before hurricane recoveries increased $4.0 million to $47.1 million for the three months ended September 30, 2006. Compensation and benefits increased $0.5 million primarily due to general wage increases and variable compensation expenses (stock compensation costs and bonus) offset by $0.1 million of decreased transportation labor due to reduced volumes. Fuel increased $1.3 million (Price increase — $1.6 million; Volume decrease — $0.3 million). This increase in fuel expense is offset by fuel surcharges included in revenue above. Car hire is the net of rents received from foreign rail carriers while the Railway’s owned/leased car fleet is on foreign lines offset by rents paid to foreign rail carriers while their car fleet is on the Railway’s line. Car hire (net) increased $0.4 million in third quarter 2006 due to the reduction of the Railway’s 89 ft. intermodal flatcar fleet offset by decreased foreign cars used on line, consistent with the reduction in volume. Purchased services increased $0.5 million mainly due to the increased cost of weed spraying and mowing of the right-of-way and locomotive repairs performed by an outside vendor while in-house labor worked on capital locomotive projects. Casualty and insurance expense decreased $0.5 million as a result of improved claims experience. Materials increased $0.5 million due to increased price for wheel replacements, increased foreign car repairs, and increased hopper car and locomotive fleets. This was partially offset by the decrease of repairs to/by others of $0.1 million. Outside contractor delivery costs increased $0.6 million in third quarter 2006 over third quarter 2005 due to the increased drayage business and increased costs for driver services. Included in other expense for the three months ended September 30, 2006 is $0.5 million of additional expenses, net of estimated insurance recovery, for a mainline derailment that occurred on August 22, 2006 in Ft. Lauderdale, Florida and $0.2 million for a smaller derailment that occurred on August 11, 2006.
As of September 30, 2006 the Railway had made forward purchases of fuel commitments for 2.7 million gallons for delivery October 1, 2006 through August 31, 2007 for an average purchase price of $2.14 per gallon before taxes and freight. This represents 26.1% of the estimated consumption for the three months ending December 31, 2006 for an average purchase price of $2.01 and represents 16.7% of the estimated consumption for the eight months ending August 31, 2007 for an average purchase price of $2.22.
In May 2004 the Bush Administration signed the EPA Clean Air Non-road Diesel Rule, which requires stringent pollution controls on diesel engines used in industries such as construction, agriculture and mining. The Clean Air Non-road Diesel Rule requires a decrease in the sulfur content of diesel fuel. High sulfur diesel fuel contains approximately 5,000 parts per million (ppm) of sulfur content. This Rule requires the reduction of the level of sulfur to 500 ppm (low sulfur diesel fuel) effective June 2007 for non-road, locomotive and marine (NRLM) diesel fuels. Due to the small refiner and credit provisions of the ruling, the Railway may be able to purchase high sulfur diesel fuel, if available, until June 1, 2010. Effective June 2010, the sulfur content has to be reduced to 15 ppm (ultra-low sulfur diesel) for non-road fuel, and by June 2012 for locomotive and marine fuels. Due to this Rule, the fuel supply market has been changing to accommodate for the demand for low sulfur diesel fuel. The market for low sulfur diesel fuel is evolving and will have uncertainties as demand for fuel changes over the next several months.
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
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is nearing completion however; it is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. Closing arguments are currently scheduled for the end of November and the court has indicated a desire to issue a ruling by the end of the year. In 2005, aggregate loads accounted for approximately $70 million or 29% of the Railway’s revenue. For nine months, through September 2006, aggregate accounted for approximately 30% of the Railway’s revenue.

Nine Months
FECR’s traffic volume and revenues for the nine months ended September 30, 2006 and 2005, respectively, are shown below. In addition, FECR’s nine months operating expenses are presented below.
TRAFFIC
Nine Months Ended September 30
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	113.5	107.8	5.3	59,943	53,203	12.7
Construction materials	5.7	5.5	3.6	4,575	4,025	13.7
Vehicles	16.7	16.9	(1.2)	14,929	13,600	9.8
Foodstuffs & kindred	9.9	10.3	(3.9)	9,172	8,880	3.3
Chemicals & distillants	2.5	2.7	(7.4)	3,735	3,436	8.7
Paper & lumber	5.5	5.4	1.9	6,406	5,893	8.7
Other	11.0	11.3	(2.7)	8,773	7,717	13.7

Total carload	164.8	159.9	3.1	107,533	96,754	11.1
Intermodal	241.5	231.2	4.5	88,336	75,266	17.4

Total freight units/revenues	406.3	391.1	3.9	195,869	172,020	13.9
Ancillary revenue	—	—	—	4,607	3,316	38.9

Railway segment revenue	—	—	—	200,476	175,336	14.3

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Nine Months
	Ended September 30
	2006	2005
Compensation & benefits	48,023	44,501
Fuel	24,516	17,885
Equipment rents (net)	3,112	3,234
Car hire (net)	63	(2,015)
Depreciation	16,714	16,287
Purchased services	8,083	7,096
Repairs to/by others (net)	(3,135)	(2,562)
Load/unload	7,134	6,818
Casualty & insurance	3,146	4,137
Property taxes	4,707	4,372
Materials	10,604	9,343
General & administrative expenses	6,644	6,177
Outside contractor delivery costs	12,449	10,336
Other (1)	1,075	2,273
Utility service interruption insurance settlement	(3,732)	—

Total operating expenses	139,403	127,882

(1)	Nine months 2006 includes $0.9 million of hurricane costs and $2.5 million of hurricane recoveries (net). Nine months 2005 included $0.3 million of hurricane costs.
Railway segment revenues increased $25.2 million to $200.5 million for the nine months ended September 30, 2006 from $175.3 million during the first nine months of 2005. Included in revenues for the nine months ended September 30, 2006 and 2005, respectively, is $17.9 million and $8.2 million in fuel surcharges for increased fuel prices; a net increase of $9.7 million. This increase is included in the rate/mix variance for the commodities. The fuel surcharge increase includes additional customers paying a fuel surcharge for 2006 and a change to the fuel surcharge policy the Railway implemented effective September 1, 2005. This change more accurately reflects the increasing fuel prices in the Railway’s freight pricing over the long run. Carload revenues increased $10.8 million (Rate/Mix — $7.7 million; Volume — $3.1 million) over 2005 levels driven by a 5.3% increase in aggregate business increasing revenue $6.7 million for the nine months 2006 over the same period 2005. However, the Company experienced a decline in its aggregate business in third quarter 2006 over third quarter 2005 of 3.7% as well as a decline from the first half of 2006. This decline is a result of the recent slowdown of the Florida residential construction market. To offset this decline in volume, the Railway’s customers are shifting business from the residential construction market into the commercial and public infrastructure markets. This shift may replace the aggregate lost due to the slow-down in the residential construction market although the timing is uncertain. Vehicles increased $1.3 million mainly due to rate/mix ($1.4 million) offset by a slight volume decrease. The decrease in volume is due to a decline in shipments by a domestic automobile customer offset by growth in a foreign manufactured automobile customer. Construction Materials increased $0.6 million due to rate/mix and higher demand in Florida for the first six months of 2006 versus the same period in 2005. Paper and Lumber revenues increased $0.5 million mainly due to rate/mix. Other carload revenue increased $1.1 million as a result of rate/mix in the waste and scrap and petroleum commodities. Intermodal revenues increased $13.1 million (Rate/Mix — $9.7 million; Volume — $3.4 million) to $88.3 million from $75.2 million for the first nine months of 2006 over the same period 2005. Leading this increase was the favorable pricing environment on the Railway’s intermodal business and dray services and the added volumes of local traffic due to increased demand. In the third quarter, the demand softened with units remaining almost flat in 2006 compared to third quarter 2005. In third quarter 2005, one customer shifted traffic from the Gulfport, Mississippi port to the Port Everglades port due to the impact of Hurricane Katrina. This resulted in an estimated $0.3 million of additional Intermodal revenue in the third quarter 2005 compared to third quarter 2006. This traffic has since returned to the Gulfport, Mississippi port.
Operating expenses increased $11.5 million to $139.4 million through September 30, 2006, compared to $127.9 million for the same period last year. Included in operating expenses for the nine months 2006 are $1.6 million of insurance recoveries, net of related expenses (included in other expense) and a $3.7 million utility service interruption insurance settlement, related to Hurricane Wilma. The nine months ended September 30, 2005 included $0.3 million of Hurricane Wilma related expenses. Railway operating expenses before hurricane recoveries increased $17.1 million to $144.7 million for the nine months ended September 30, 2006 compared to $127.6 million for the nine months 2005. Compensation and benefits increased $3.5 million primarily due to general wage increases, variable compensation expenses (stock compensation costs and bonus) and additional labor costs to move growth in traffic. Fuel increased $6.6 million due to an increase in fuel price of $5.8 million. This increase in fuel expense is offset by fuel surcharges included in revenue above. Car hire is the net of rents received from foreign rail carriers while the Railway’s owned leased car fleet is on foreign lines offset by rents paid to foreign rail carriers while their car fleet is on the Railway’s line. Car hire (net) increased $2.1 million due to the reduction in the Railway’s 89 ft. intermodal flatcar fleet, increased foreign cars on line, and fewer rent producing cars being in service during the first half 2006 due to a repair call on certain cars. Purchased services increased $1.0 million mainly due to additional spot undercutting, switch and rail grinding, increased cost of weed spraying and mowing of the right-of-way, amortization of freight incurred on the new all-purpose revenue share cars and locomotive repairs performed by an outside vendor while in-house labor worked on capital locomotive projects. Outside contractor delivery costs increased $2.1 million due to the increased intermodal traffic and increased costs for driver services. Material expense increased $1.3 million mainly due to the increased price for wheel replacements, increased foreign car repairs, and increased hopper and locomotive fleets. This was partially offset by the decrease in repairs to/by others of $0.6 million. These increases in expenses are offset by a decrease in casualty and insurance of $1.0 million as the result of reduced claims experience related to loss and damage claims. Other expenses for the first nine months of 2006 included expense of $0.5 million, net of estimated recovery, for a mainline derailment that occurred on August 22, 2006 in Ft. Lauderdale, Florida and $0.2 million for a smaller derailment that occurred on August 11, 2006.

Realty
Third Quarter
Flagler’s revenues and expenses for the three months ended September 30, 2006 and 2005, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Three Months Ended
	September 30
(dollars in thousands)	2006	2005
Revenues:
Rental income	20,907	18,406
Rental income – straight-line rent adjustments	673	1,109
Operating expense recoveries	3,817	2,313
Operating expense recoveries – hurricane related	101	–
Rental revenues – undeveloped land	8	6
Other rental revenues	23	33

Total Realty Rental Revenues	25,529	21,867

Construction revenues	10,829	–
Brokerage revenues	2,406	274
Property management	1,562	–
Development & other services	968	–

Total Realty Services Revenues	15,765	274
Land use revenues	129	202

Total Realty Rental & Services Revenues	41,423	22,343

Realty sales	1,193	1,307

Total Flagler Revenues	42,616	23,650

Expenses:
Real estate taxes	2,736	2,224
Repairs & maintenance	994	736
Services, utilities, management costs	5,820	4,326
Recoverable expenses – hurricane related	(465)	28

Total recoverable expenses	9,085	7,314

Real estate taxes – undeveloped land	–	(54)
Repairs & maintenance	74	131
Depreciation & amortization	7,482	7,159
Salaries, general & administrative	22	6
Non-recoverable expenses – hurricane related	18	–

Total non-recoverable expenses	7,596	7,242
Gain on involuntary conversion of assets – hurricane related	(1,913)	–

Total Realty Rental Expenses	14,768	14,556

Construction expenses	10,920	–
Brokerage expenses	1,893	156
Property management	1,044	–
Development & other services	471	–

Total Realty Services Expenses	14,328	156
Land and overhead expenses	7,971	3,680

Total Realty Rental & Services Expenses	37,067	18,392

Realty sales expenses	659	471

Total Flagler Expenses	37,726	18,863

Operating Profit	4,890	4,787

Minority interest	34	–
Loss from investment in unconsolidated joint ventures	67	–
Interest income	73	4
Interest expense	(5,065)	(5,006)
Other expense	(177)	(168)

Loss Before Income Taxes	(178)	(383)

(Prior year’s results have been reclassified to conform to current year’s presentation)

FLAGLER DEVELOPMENT
SAME STORE, NEW IN 2006 and NEW IN 2005
Three Months Ended September 30

	Same Store		New in 2006		New in 2005
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	17,083	16,713	9	—	3,815	1,693
Rental income — straight-line rent adjustments	40	708	—	—	633	401
Operating expense recoveries	2,692	1,744	7	—	1,118	569
Operating expense recoveries — hurricane related	100	—	—	—	1	—
Rental revenues — undeveloped land	7	6	—	—	1	—
Other rental revenues	23	33	—	—	—	—

Total Realty Rental Revenues	19,945	19,204	16	—	5,568	2,663
Construction revenues	—	—	—	—	—	—
Brokerage revenues	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Revenues	—	—	—	—	—	—
Land use revenues	—	—	—	—	—	—

Total Realty Rental and Services Revenues	19,945	19,204	16	—	5,568	2,663

Realty sales	—	—	—	—	—	—

Total Flagler Revenues	19,945	19,204	16	—	5,568	2,663

Expenses:
Real estate taxes	2,195	1,853	37	—	504	371
Repairs & maintenance	895	692	—	—	99	44
Services, utilities, management costs	4,601	3,723	20	—	1,199	603
Recoverable expenses — hurricane related	(475)	25	—	—	10	3

Total recoverable expenses	7,216	6,293	57	—	1,812	1,021

Real estate taxes — undeveloped land	—	—	—	—	—	(54)
Repairs & maintenance	70	128	—	—	4	3
Depreciation & amortization	5,490	5,773	22	—	1,970	1,386
Salaries, general & administrative	26	6	—	—	(4)	—
Non-recoverable expenses — hurricane related	18	—	—	—	—	—

Total non-recoverable expenses	5,604	5,907	22	—	1,970	1,335
Gain on involuntary conversion of assets — hurricane related	(1,913)	—	—	—	—	—

Total Realty Rental Expenses	10,907	12,200	79	—	3,782	2,356

Construction expenses	—	—	—	—	—	—
Brokerage expenses	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Expenses	—	—	—	—	—	—
Land and overhead expenses	—	—	—	—	—	—
Total Realty Rental and Services Expenses	10,907	12,200	79	—	3,782	2,356

Realty sales expenses	—	—	—	—	—	—

Total Flagler Expenses	10,907	12,200	79	—	3,782	2,356

Operating Profit (Loss)	9,038	7,004	(63)	—	1,786	307

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
New in 2006 consists of buildings developed by the Company where a certificate of occupancy was issued and leasing commenced during 2006. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2006.
New in 2005 consists of buildings acquired during 2005 or buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings did not have stabilized occupancy or operating expenses as of the beginning of 2005.

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & CORPORATE OVERHEAD
Three Months Ended September 30

	Realty		Land & Corporate
	Services		Overhead
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	—	—	—	—
Rental income – straight-line rent adjustments	—	—	—	—
Operating expense recoveries	—	—	—	—
Operating expense recoveries – hurricane related	—	—	—	—
Rental revenues – undeveloped land	—	—	—	—
Other rental revenues	—	—	—	—

Total Realty Rental Revenues	—	—	—	—

Construction revenues	10,829	—	—	—
Brokerage revenues	2,406	274	—	—
Property management	1,562	—	—	—
Development & other services	968	—	—	—

Total Realty Services Revenues	15,765	274	—	—
Land use revenues	—	—	129	202

Total Realty Rental and Services Revenues	15,765	274	129	202

Realty sales	—	—	1,193	1,307

Total Flagler Revenues	15,765	274	1,322	1,509

Expenses:
Real estate taxes	—	—	—	—
Repairs & maintenance	—	—	—	—
Services, utilities, management costs	—	—	—	—
Recoverable expenses – hurricane related	—	—	—	—

Total recoverable expenses	—	—	—	—

Real estate taxes – undeveloped land	—	—	—	—
Repairs & maintenance	—	—	—	—
Depreciation & amortization	—	—	—	—
Salaries, general & administrative	—	—	—	—
Non-recoverable expenses – hurricane related	—	—	—	—

Total non-recoverable expenses	—	—	—	—
Gain on involuntary conversion of assets – hurricane related	—	—	—

Total Realty Rental Expenses	—	—	—	—

Construction expenses	10,920	—	—	—
Brokerage expenses	1,893	156	—	—
Property management	1,044	—	—	—
Development & other services	471	—	—	—

Total Realty Services Expenses	14,328	156	—	—
Land and overhead expenses	—	—	7,971	3,680

Total Realty Rental and Services Expenses	14,328	156	7,971	3,680

Realty sales expenses	—	—	659	471

Total Flagler Expenses	14,328	156	8,630	4,151

Operating Profit (Loss)	1,437	118	(7,308)	(2,642)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.

Results from Operations
Flagler realty rental and services revenues increased $19.1 million to $41.4 million in third quarter 2006 from $22.3 million in the third quarter 2005. Realty rental revenue related to operating properties contributed $3.7 million to the increase; realty services contributed $15.5 million and land use revenue decreased $0.1 million compared to the prior year quarter.
Realty rental revenue related to operating properties increased by $3.7 million to $25.5 million in the third quarter 2006 compared to the same period in 2005, driven by Same Store revenues and new properties added in 2005. Same Store revenues increased $0.7 million, compared to the prior year due to increased operating expense recoveries, including hurricane recoveries. New properties in 2005 increased revenues by $2.9 million in third quarter 2006, largely due to all buildings in this category not producing a full three months of operating results during the third quarter 2005. Also included in the New in 2005 increase was a $0.6 million termination fee received in third quarter 2006.
Realty services revenue increased $15.5 million during the third quarter 2006 compared to the third quarter 2005. This increase is due to Codina Group’s realty services revenue for the third quarter 2006, which includes revenues from construction, brokerage, property management and development activities.
For all leases renewed during the twelve-month period ending September 30, 2006, beginning cash rental rates decreased by approximately 2% on a weighted average basis compared to the ending cash rate of expiring leases. Straight-line rental rates over the new lease term increased approximately 7% on a weighted average basis compared to straight-line rental rates on expiring leases.
One hundred percent owned, stabilized buildings held by Flagler at September 30, 2006 included 68 buildings with 7.9 million sq. ft. and overall occupancy of 94% compared to 63 one hundred percent owned, stabilized buildings at September 30, 2005 with 7.2 million sq. ft. and overall occupancy of 95%. Same Store one hundred percent owned properties include 6.6 million sq. ft. with 95% occupancy at September 30, 2006 compared to 96% occupancy at September 30, 2005. In addition, Flagler held a 206,000 sq. ft. stabilized warehouse in an unconsolidated joint venture at September 30, 2006. Also, at September 30, 2006, there were four buildings with 678,000 sq. ft. that were in lease-up. This includes two warehouse buildings, totaling 399,000 sq. ft. held in unconsolidated joint ventures.
Flagler realty sales revenue decreased $0.1 million to $1.2 million for the third quarter 2006 compared to $1.3 million in 2005.
Flagler realty rental and services expenses increased $18.7 million to $37.1 million for the third quarter 2006 compared to $18.4 million for the third quarter 2005. Rental expenses related to operating properties contributed $0.2 million to the increase, realty services $14.2 million, and land and corporate overhead expenses $4.3 million compared to the prior year quarter.
Rental expenses related to operating properties increased by $0.2 million to $14.8 million in 2006 from $14.6 million in 2005. Included in rental expenses for the third quarter 2006 are $0.5 million of insurance recoveries, net of related expenses, and a $1.9 million gain on involuntary conversion, related to Hurricane Wilma. Rental expenses before insurance recoveries increased $2.6 million to $17.1 million for the three months ended September 30, 2006 compared to $14.5 million for the three months ended September 30, 2005. Of this increase, Same Store operating properties expenses before hurricane recoveries, net of related expenses, of $0.5 million increased $1.1 million due to a $0.7 million increase in insurance expense (due to increased rates for property insurance, particularly windstorm coverage) and a $0.4 million increase in property taxes. Properties beginning operations in 2005 contributed an increase of $1.4 million during the third quarter of 2006, due largely to all buildings in this category not producing a full three months of operating results in the third quarter 2005. Properties beginning operations in 2006 contributed an increase of $0.1 million during the third quarter of 2006.
Realty services expenses increased $14.2 million during the third quarter 2006, compared to the third quarter 2005. This increase is due to Codina Group’s realty services expenses for the third quarter 2006, which includes construction, brokerage, property management and development activities.
Land and corporate overhead expenses for the combined realty operations were $8.0 million and $3.7 million for the quarters ended September 30, 2006 and 2005, respectively, an increase of $4.3 million. This increase is due to $4.3 million of additional expenses related to Codina land and corporate overhead. Codina land and corporate overhead expense is comprised of $1.5 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition, $0.5 million of amortization of intangibles related to the acquisition, and $2.3 million related to the remaining land carry and overhead functions of Codina Group that have been included since the acquisition.
Flagler’s cost of real estate sales increased $0.2 million to $0.7 million in the third quarter 2006 from $0.5 million in the third quarter 2005.
Operating profit from realty rental related to operating properties increased $3.5 million to $10.8 million in the third quarter 2006 compared to $7.3 million in the third quarter 2005. Same Store operating profit increased by $2.0 million due to a $1.9 million gain on involuntary conversion relating to insurance proceeds received in third quarter 2006 for Hurricane Wilma damages. Properties that began operations in 2005 generated increases in operating profit of $1.5 million.

Nine Months
Flagler’s revenues and expenses for the nine months ended September 30, 2006 and 2005, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Nine Months
	Ended September 30
(dollars in thousands)	2006	2005
Revenues:
Rental income	59,853	51,511
Rental income – straight-line rent adjustments	2,208	5,240
Operating expense recoveries	9,053	6,327
Operating expense recoveries – hurricane related	312	—
Rental revenues – undeveloped land	21	15
Other rental revenues	139	71

Total Realty Rental Revenues	71,586	63,164

Construction revenues	18,275	—
Brokerage revenues	5,004	504
Property management	2,678	—
Development & other services	1,153	—

Total Realty Services Revenues	27,110	504
Land use revenues	490	663

Total Realty Rental and Services Revenues	99,186	64,331

Realty sales	42,618	2,780

Total Flagler Revenues	141,804	67,111

Expenses:
Real estate taxes	8,404	7,165
Repairs & maintenance	2,688	2,106
Services, utilities, management costs	14,889	12,347
Recoverable expenses – hurricane related	18	51

Total recoverable expenses	25,999	21,669

Real estate taxes – undeveloped land	—	(111)
Repairs & maintenance	115	243
Depreciation & amortization	22,165	20,397
Salaries, general & administrative	171	78
Non-recoverable expenses – hurricane related	272	—

Total non-recoverable expenses	22,723	20,607
Gain on involuntary conversion of assets – hurricane related	(1,913)	—

Total Realty Rental Expenses	46,809	42,276

Construction expenses	18,238	—
Brokerage expenses	3,964	317
Property management	1,742	—
Development & other services	1,097	—

Total Realty Services Expenses	25,041	317
Land and overhead expenses	18,636	10,546

Total Realty Rental and Services Expenses	90,486	53,139

Realty sales expenses	31,126	883

Total Flagler Expenses	121,612	54,022

Operating Profit	20,192	13,089

Minority interest	38	—
Loss from investment in unconsolidated joint ventures	9	—
Interest income	408	305
Interest expense	(15,094)	(14,513)
Other expense	(200)	(341)

Income (Loss) Before Income Taxes	5,353	(1,460)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.

FLAGLER DEVELOPMENT
SAME STORE, NEW IN 2006 and NEW IN 2005
Nine Months Ended September 30

	Same Store		New in 2006		New in 2005
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	50,685	48,511	9	—	9,159	3,000
Rental income — straight-line rent adjustments	257	3,131	—	—	1,951	2,109
Operating expense recoveries	6,310	4,946	7	—	2,736	1,381
Operating expense recoveries – hurricane related	289	—	—	—	23	—
Rental revenues – undeveloped land	20	15	—	—	1	—
Other rental revenues	132	68	—	—	7	3

Total Realty Rental Revenues	57,693	56,671	16	—	13,877	6,493
Construction revenues	—	—	—	—	—	—
Brokerage revenues	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Revenues	—	—	—	—	—	—
Land use revenues	—	—	—	—	—	—

Total Realty Rental and Services Revenues	57,693	56,671	16	—	13,877	6,493

Realty sales	—	—	—	—	—	—

Total Flagler Revenues	57,693	56,671	16	—	13,877	6,493

Expenses:
Real estate taxes	6,938	6,302	37	—	1,429	863
Repairs & maintenance	2,439	2,007	—	—	249	99
Services, utilities, management costs	12,114	10,914	20	—	2,755	1,433
Recoverable expenses — hurricane related	(41)	48	—	—	59	3

Total recoverable expenses	21,450	19,271	57	—	4,492	2,398

Real estate taxes – undeveloped land	—	—	—	—	—	(111)
Repairs & maintenance	144	225	—	—	(29)	18
Depreciation & amortization	16,652	17,316	22	—	5,491	3,081
Salaries, general & administrative	78	55	—	—	93	23
Non-recoverable expenses – hurricane related	(35)	—	—	—	307	—

Total non-recoverable expenses	16,839	17,596	22	—	5,862	3,011
Gain on involuntary conversion of assets — hurricane related	(1,913)	—	—	—	—	—

Total Realty Rental Expenses	36,376	36,867	79	—	10,354	5,409

Construction expenses	—	—	—	—	—	—
Brokerage expenses	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Expenses	—	—	—	—	—	—
Land and overhead expenses	—	—	—	—	—	—

Total Realty Rental and Services Expenses	36,376	36,867	79	—	10,354	5,409

Realty sales expenses	—	—	—	—	—	—

Total Flagler Expenses	36,376	36,867	79	—	10,354	5,409

Operating Profit (Loss)	21,317	19,804	(63)	—	3,523	1,084

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
New in 2006 consists of buildings developed by the Company where a certificate of occupancy was issued and leasing commenced during 2006. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2006.
New in 2005 consists of buildings acquired during 2005 or buildings developed by the company where a certificate of occupancy was issued and leasing commenced during 2005. These buildings did not have stabilized occupancy or operating expenses as of the beginning of 2005.

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & CORPORATE OVERHEAD
Nine Months Ended September 30

	Realty		Land & Corporate
	Services		Overhead
(dollars in thousands)	2006	2005	2006	2005
Revenues:
Rental income	—	—	—	—
Rental income – straight-line rent adjustments	—	—	—	—
Operating expense recoveries	—	—	—	—
Operating expense recoveries – hurricane related	—	—	—	—
Rental revenues – undeveloped land	—	—	—	—
Other rental revenues	—	—	—	—

Total Realty Rental Revenues	—	—	—	—

Construction revenues	18,275	—	—	—
Brokerage revenues	5,004	504	—	—
Property management	2,678	—	—	—
Development & other services	1,153	—	—	—

Total Realty Services Revenues	27,110	504	—	—
Land use revenue	—	—	490	663

Total Realty Rental and Services Revenues	27,110	504	490	663

Realty sales	—	—	42,618	2,780

Total Flagler Revenues	27,110	504	43,108	3,443

Expenses:
Real estate taxes	—	—	—	—
Repairs & maintenance	—	—	—	—
Services, utilities, management costs	—	—	—	—
Recoverable expenses – hurricane related	—	—	—	—

Total recoverable expenses	—	—	—	—

Real estate taxes – undeveloped land	—	—	—	—
Repairs & maintenance	—	—	—	—
Depreciation & amortization	—	—	—	—
Salaries, general & administrative	—	—	—	—
Non-recoverable expenses – hurricane related	—	—	—	—

Total non-recoverable expenses	—	—	—	—
Gain on involuntary conversion of assets — hurricane related	—	—	—	—

Total Realty Rental Expenses	—	—	—	—

Construction expenses	18,238	—	—	—
Brokerage expenses	3,964	317	—	—
Property management	1,742	—	—	—
Development & other services	1,097	—	—	—

Total Realty Services Expenses	25,041	317	—	—
Land and overhead expenses	—	—	18,636	10,546

Total Realty Rental and Services Expenses	25,041	317	18,636	10,546

Realty sales expenses	—	—	31,126	883

Total Flagler Expenses	25,041	317	49,762	11,429

Operating Profit (Loss)	2,069	187	(6,654)	(7,986)

(Prior year’s results have been reclassified to conform to current year’s presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.

Results from Continuing Operations
Flagler realty rental and services revenues increased $34.9 million to $99.2 million for the nine months ended September 30, 2006 from $64.3 million for the nine months ended September 30, 2005. Realty rental revenue related to operating properties contributed $8.4 million to the increase; realty services contributed $26.6 million and land use revenue decreased $0.1 million compared to the prior year nine months.
Realty rental revenue related to operating properties increased by $8.4 million to $71.6 million for the nine months 2006 from $63.2 million for the same period in 2005, driven by Same Store revenues and new properties added in 2005. Same Store revenues increased $1.0 million, compared to the prior year due to increased operating expense recoveries, including hurricane recoveries. New properties in 2005 increased revenues by $7.4 million for the nine months ended September 30, 2006, largely due to all buildings in this category not producing a full nine months of operating results during 2005. Also included in the New in 2005 increase was a $0.6 million termination fee received in the third quarter of 2006.
Realty services revenue increased $26.6 million for the nine months 2006 compared to the nine months 2005. This increase is due to Codina Group’s realty services revenue for the nine months 2006, which includes revenues from construction, brokerage, property management and development activities. Results for the Codina Group have been included since the April 27, 2006 acquisition date.
One hundred percent owned, stabilized buildings held by Flagler at September 30, 2006 included 68 buildings with 7.9 million sq. ft. and overall occupancy of 94% compared to 63 one hundred percent owned, stabilized buildings at September 30, 2005 with 7.2 million sq. ft. and overall occupancy of 95%. Same Store one hundred percent owned properties include 6.6 million sq. ft. with 95% occupancy at September 30, 2006 compared to 96% occupancy at September 30, 2005. In addition, Flagler held a 206,000 sq. ft. stabilized warehouse in an unconsolidated joint venture at September 30, 2006. Additionally, at September 30, 2006, there were four buildings with 678,000 sq. ft. that were in lease-up. This includes two warehouse buildings, totaling 399,000 sq. ft. held in unconsolidated joint ventures.
Flagler realty sales revenue increased $39.8 million to $42.6 million in 2006 compared to $2.8 million in 2005. Realty sales for the nine months ended September 30, 2006 primarily included a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was 2.65-acre hotel parcel for $1.2 million located at Flagler Station, Miami and a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Flagler realty rental and services expenses increased $37.4 million to $90.5 million for the nine months 2006 compared to $53.1 million for the nine months 2005. Rental expenses related to operating properties contributed $4.5 million to the increase, realty services $24.7 million, and land and corporate overhead expenses $8.2 million compared to the prior year period.
Rental expenses related to operating properties increased by $4.5 million to $46.8 million in 2006 from $42.3 million in 2005. Included in rental expenses for the nine months 2006 are $0.3 million of hurricane expenses, net of related recoveries, offset by a $1.9 million gain on involuntary conversion related to Hurricane Wilma compared to $0.1 million of hurricane expenses for the nine months ended September 30, 2005. Rental expenses before insurance recoveries increased $6.2 million to $48.4 million for the nine months ended September 30, 2006 compared to $42.2 million for the nine months ended September 30, 2005. Of this increase, Same Store operating properties expenses increased $1.5 million due to a $0.7 million increase in insurance expense primarily due to increased rates for windstorm coverage; a $0.6 million increase in property taxes; a $0.4 million increase in utilities; a $0.5 million increase in repairs and maintenance; offset by a decrease in depreciation and amortization of $0.7 million. Properties beginning operations in 2005 and 2006 contributed the remaining increase of $4.7 million during the nine months 2006, due largely to all buildings in this category not producing a full nine months of operating results in 2005.
Realty services expenses increased $24.7 million during the nine months 2006, compared to the same period 2005. This increase is due to Codina Group’s realty services expenses that have been included since the acquisition date and includes construction, brokerage, property management and development activities.
Land and corporate overhead expenses for the combined realty operations were $18.6 million and $10.5 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $8.1 million. This increase is primarily due to $7.1 million of additional expenses related to Codina land and corporate overhead. Codina land and corporate overhead expense is comprised of $2.5 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition, $0.8 million of amortization of intangibles related to the acquisition, and $3.8 million related to the remaining land carry and overhead functions of Codina Group that have been included since the acquisition. Flagler’s land and corporate overhead expense increased $0.9 million due primarily to severance costs for the former President of Flagler offset by decreased salaries expense and a reduction to depreciation expense as a result of the I-95 interchange funds reimbursement received from the City of Jacksonville.
Flagler’s cost of real estate sales increased $30.2 million to $31.1 million for the nine months ended September 30, 2006 from $0.9 million for the nine months ended September 30, 2005 as the result of increased land sale activity in 2006.
Operating profit from realty rental related to operating properties increased $3.9 million to $24.8 million for the nine months 2006 compared to $20.9 million for the nine months 2005. Same Store operating profit increased $1.5 million due to a $1.9 million gain on involuntary conversion relating to insurance proceeds received in the third quarter 2006 for Hurricane Wilma damages, decreased by $0.4 million due to the above-mentioned revenue and expense changes. Properties that began operations in 2005 and 2006 generated increases in operating profit of $2.4 million
Railway Realty Rental and Sales
Third Quarter and Nine Months
Railway realty rental revenues and expenses were comparable for the third quarter and nine months of 2006 and 2005.
Railway realty sales revenues were $0.1 million and $2.2 million for the quarters ended September 30,2006 and 2005, respectively, and $4.8 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease year-over-year is due to the sale of several additional parcels of land at the Railway during 2005.
Corporate Expenses
Third Quarter and Nine Months
Corporate expenses were comparable for the quarter ended September 30, 2006 at $3.6 million compared to $3.5 million for the quarter ended September 30, 2005.
Corporate expenses for the nine months ended September 30, 2006 and 2005 were $11.5 million and $19.1 million, respectively. First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter 2005 and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits. The nine months 2006 includes $0.5 million of termination benefits for a former employee of the Company.
Interest Expense
Third Quarter and Nine Months
Interest expense for the third quarter and the first nine months of 2006 was $5.1 million and $15.3 million, respectively, compared to $5.1 million and $14.8 million for the third quarter and first nine months of 2005, respectively. The increased interest expense for the nine months resulted primarily from reduced construction at Flagler resulting in less capitalized interest. Also contributing to the additional interest expense was an increase in the variable interest rate associated with Flagler’s seven-year variable mortgage note. Cash paid for interest was $17.1 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Other Income
Third Quarter and Nine Months
Other income was $2.4 million and $8.3 million for the third quarter and first nine months of 2006, respectively, compared to $2.4 million and $11.6 million for the third quarter and first nine months of 2005. Included in the nine months of 2005 results is one-time income of $3.0 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way.

Income Tax
Income tax expenses represent a consolidated effective rate of 37.5% and 37.3% for the first nine months of 2006 and 2005, respectively. The Company’s effective tax rate reflects tax credits related to track maintenance at FECR and compensation over $1.0 million for certain officers of the Company that is non-deductible under section 162(m) of the Internal Revenue Code.
Discontinued Operations
During the second quarter of 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.6 million, as a $5.7 million gain on disposition of discontinued operations. During the first quarter of 2006, FECI received a cash deposit related to the disputed matters of $5.0 million. This payment was reflected as deferred revenue at the end of the first quarter of 2006 as ultimate settlement was not estimable until final resolution; full resolution was achieved in the second quarter of 2006.

Financial Condition, Liquidity and Capital Resources
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the nine months ended September 30, 2006 and 2005.

	Nine Months
	Ended September 30
(dollars in thousands - unaudited)	2006	2005
Cash Flows from Operating Activities
Net income	49,079	29,200
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	43,868	40,592
Gain on involuntary conversion, due to Hurricane Wilma	(1,913)	—
Gain on disposition of properties, including those discontinued	(24,287)	(8,114)
Deferred taxes	8,513	995
Stock compensation expense (Note 10)	9,156	7,915
Changes in operating assets and liabilities:
Accounts receivable	(324)	(4,175)
Prepaid expenses	(5,707)	(2,839)
Materials and supplies	(892)	(785)
Straight line rent	(1,722)	(5,228)
Prepaid commissions	(4,794)	(2,599)
Other assets and deferred charges	2,134	(949)
Accounts payable	(8,117)	(5,212)
Taxes payable (Note 15)	15,825	16,679
Income tax refund	—	2,800
Other current liabilities	12,920	(2,821)
Other long-term liabilities	(209)	(964)

Net cash generated by operating activities	93,530	64,495

Cash Flows from Investing Activities
Purchases of properties and equipment	(112,368)	(152,256)
Acquisition of Codina Group Inc. and related interests, net of cash acquired (Note 2)	(65,804)	—
Investment in unconsolidated joint ventures	(8,479)	—
Decrease in restricted cash	1,445	—
Proceeds from hurricane related insurance settlement	3,343	—
Proceeds from disposition of assets, including those discontinued	58,701	10,261

Net cash used in investing activities	(123,162)	(141,995)

Cash Flows from Financing Activities
Borrowings from long term debt	272	—
Payment of mortgage debt	(3,870)	(3,645)
Payment of acquired debt	(30,117)	—
Payment of dividends	(6,976)	(5,540)
Proceeds from exercise of options	10,167	19,132
Tax benefit associated with equity based compensation	3,116	3,924
Stock repurchase program payments (Note 7)	—	(2,289)
Purchase of common stock	(2,360)	(1,474)
Investment by minority interest	595	—

Net cash (used in)/provided by financing activities	(29,173)	10,108

Net Decrease in Cash and Cash Equivalents	(58,805)	(67,392)
Cash and Cash Equivalents at Beginning of Period	75,990	126,166

Cash and Cash Equivalents at End of Period	17,185	58,774

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	19,219	7,200

Cash paid for interest	17,063	16,521

(Prior year’s results have been reclassified to conform to current year’s presentation)
See accompanying notes to consolidated financial statements (unaudited).

Supplemental Schedule on Non-Cash Investing and Financing Activities
The Company purchased Codina and related interests for combined equity and cash consideration of $147.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,193
Acquisition transaction costs	5,616
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,461)

Liabilities assumed	103,936

(1) Reconciliation to Statements of Cash Flows
Cash paid for acquired Company	71,461
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,804

During the third quarter, the Company incurred additional transactions costs of $0.3 million related to the purchase of Codina Group, Inc.
On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina resulting in an increase to Goodwill of $9.5 million.
Net cash generated by operating activities was $93.5 million and $64.5 million in the nine months ended September 30, 2006 and 2005, respectively. The year-to-year fluctuation in net cash generated by operating activities primarily reflects changes in working capital and increased 2006 operating net income adjusted for certain non-cash items (i.e., depreciation and amortization and stock compensation expense).
Purchases of property and equipment for the nine months ended September 30, 2006 and 2005 were $112.4 million and $152.3 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company invested approximately $81 million and $124 million, respectively, at Flagler. The decrease primarily relates to three large purchases in the first quarter 2005 by Flagler using §1031 proceeds, totaling $69.6 million. During the first quarter 2006, Flagler purchased for $22.6 million and immediately sold for $25.5 million a 48-acre mixed-use parcel located in Orlando, Florida. For the nine months ended September 30, 2006 and 2005, the Company’s capital investments at FECR were approximately $31 million and $27 million, respectively.
Proceeds from disposition of assets were $58.7 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. Included in the proceeds for the nine months 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 2.65-acre hotel parcel for $1.2 million, located at Flagler Station, Miami and a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million. Also included in the proceeds for the nine months ended September 30, 2006, was $9.3 million from the gain on disposition of EPIK Communications.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares, at $44.60 per share as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further describe in Note 10), at an average price of $54.90 per share as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to a post-closing adjustment based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. On June 27, 2006, certain contingencies related to FECI stock price improvements were satisfied and 188,422 shares, together with applicable dividends, were released to Mr. Codina.

Net cash (used in)/provided by financing activities was $(29.2) million and $10.1 million for the nine months ended September 30, 2006 and 2005, respectively. Financing activities for the nine months 2006 included $30.1 million for the payment of debt acquired in the Codina Group acquisition. Financing activities for the nine months ended September 30, 2005 included $2.3 million for the repurchase of the Company’s stock.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at September 30, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At September 30, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.06 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term.
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
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at September 30, 2006 was $1.3 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
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
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. As the result of this acquisition, the Company paid $66 million in cash to Mr. Codina for certain property interests, repaid $30.1 million of debt assumed in the acquisition, issued approximately 289,000 shares of stock to certain Codina Group employees and issued approximately 3.3 million shares of stock, of which 1.9 million shares were issued to Mr. Codina (includes 0.2 million shares of contingent consideration earned during the third quarter 2006) and the balance held in escrow awaiting the satisfaction of certain contingencies. The majority ($108.9 million) of acquisition costs were allocated to various tangible assets and liabilities (including cash, accounts receivable, land, investments in joint ventures, accounts payable, accrued expenses, landfill closure liability, debt and deferred tax liabilities). Costs of $11.6 million were allocated to intangible assets (e.g., customer relationships and non-compete) with the remaining $21.8 million allocated to Goodwill.
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
Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of the Company and its’ wholly owned subsidiaries and partnerships, certain joint venture partnerships and any variable interest entities consolidated under FIN 46R, as described below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Additional discussion of these entities can be found in Note 4, “Investments in Joint Ventures”, of our Consolidated Financial Statements located elsewhere in this report.
Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At September 30, 2006, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible value of assets acquired. Under the guidance of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews the recoverability of goodwill on an annual basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management’s opinion, no impairment exists at September 30, 2006.
Income Tax Provisions – FECI’s net deferred tax liability was $212.0 million at September 30, 2006 and $185.9 million at December 31, 2005. At December 31, 2005, the Company had a state deferred tax asset of approximately $4.6 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of September 30, 2006, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various taxes, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 2002 have been closed with the Internal Revenue Service (IRS).
On April 10, 2006 the IRS notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI based on the settlement with the IRS for the years noted. The Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.2 million of interest was paid to the IRS. This interest amount had no effect on net income during the quarter as the amounts were previously provisioned.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $0.2 million of interest was paid which had no effect on net income for the quarter as the amount was previously provisioned.
Revenue Recognition –
Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with Statement of Financial Accounting Standards Statement No. 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $23.9 million at September 30, 2006 and $22.1 million at December 31, 2005, which is reported in current and long-term assets. At September 30, 2006 there are two leases that each total more than 10% of this amount. The combined total for these two tenants is $6.7 million. The total for the top five leases is $11 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
Realty Sales – The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards Statement No. 66, “Accounting for Sales of Real Estate” (SFAS 66). Profits from sales of real estate are not recognized unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) the Company has transferred to the buyer the usual risks and rewards of ownership, and (iv) the Company does not have substantial continuing involvement with the property.

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
Railway Revenues – Rail revenue is recognized as freight moves from origin to destination.
Real Estate Infrastructure Costs – The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with Statement of Financial Accounting Standards Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
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
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At September 30, 2006, the Company considers the estimated fair market value of the mortgage notes to be $345.4 million.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
On April 27, 2006, the Company acquired Codina Group and certain related property interests held directly or indirectly by Armando Codina. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 testing and evaluation as of and for the year ended December 31, 2006 will not include internal controls over financial reporting for the acquired operations of the Codina Group. Codina Group is included in the Company’s Consolidated Financial Statements as of September 30, 2006 and for the period from April 27, 2006 to September 30, 2006. The Company is in the process of incorporating the internal controls and procedures of Codina Group into the Company’s internal controls over financial reporting.
There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II
Item 1.
LEGAL PROCEEDINGS
There were no new legal or regulatory proceedings pending or known to be contemplated which, in management’s opinion, are other than normal and incidental to the kinds of businesses conducted by the Company.
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
The judge began hearing arguments and evidence in June 2006 regarding its consideration of whether to issue any interim injunctive or other orders affecting aggregate mining, pending the Corps additional review and consultation. The hearing is nearing completion however; it is unknown when a decision will be issued and if so, what the scope of it will be and what the impact would be on the Railway. Closing arguments are currently scheduled for the end of November and the court has indicated a desire to issue a ruling by the end of the year. In 2005, aggregate loads accounted for approximately $70.0 million or 29% of the Railway’s revenues. For nine months, through September 2006, aggregate accounted for approximately 30% of the Railway’s revenues.
Windstorms: In July 2006 the Company renewed its property insurance for its real estate business. Available capacity for windstorm coverage in Florida is limited, and at significantly higher costs. As a consequence the Company purchased lesser amounts of insurance coverage at a greater cost than the expiring coverage and is self insuring a greater amount of this exposure than it has in past years. It is possible that the Company will experience windstorm damage to its properties in excess of available insurance.
The Railway will be reviewing its property insurance, including windstorm coverage, in the fourth quarter, 2006. The market for windstorm coverage remains very limited and costly. It is unknown how much windstorm coverage the railway will purchase and it is possible that Railway property will also experience windstorm damage and utility service interruption in excess of insurance limits.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40.0 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the third quarter of 2006, no shares were purchased.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended September 30, 2006:

			Average Price	Total Number of Shares	Maximum Amount of
			Paid Per Share	Purchased as Part of Publicly	Value that may yet be
	Total Number of		(including	Announced Plans or	Purchased under the
	Shares Purchased		commissions)	Programs	Plans or Programs

July	—		—	—	37,711,048
August	2,858	(1)	$51.26	—	37,711,048
September	4,119	(1)	$54.80	—	37,711,048

(1)	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.
On April 27, 2006, the Company acquired privately held Codina Group and certain related property interests. Equity that was issued in the transaction included approximately 3.3 million shares of common equity to the contributors, 1,295,399 shares of which are contingent upon the achievement of certain value-based milestones and 288,518 shares to certain Codina Group employees. In addition, up to $29.2 million of equity may be issued in connection with partnership distributions.
The shares issued to date have been treasury shares that were held by the Company. Exclusive of the restricted stock issued to certain Codina Group employees, which has been registered on Form S-8, the shares issued in the transaction are unregistered. The shares may not be sold or transferred for periods ranging from one to five years after the closing.
Item 5.
OTHER INFORMATION
On June 1, 2006 compensation to the Board of Directors was modified, by increasing the annual retainer paid to the chairman of the Audit Committee from $7,500 to $15,000, and to the chairmen of the Nominating and Corporate Governance and Compensation Committees from $5,000 to $10,000. There were no other changes to director compensation.

Item 6.
EXHIBITS
(a) Exhibits
The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Report or furnished with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

Dated: November 3, 2006	/s/ Amy Bramlitt

Amy Bramlitt
Vice President and Controller

Dated: November 3, 2006	/s/ Daniel H. Popky

Daniel H. Popky, Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

S-K ITEM 601	DOCUMENTS

2 (i)	Codina acquisition documents.	(7)

3 (i)	Second Amended and Restated Articles of Incorporation.	(1)

3 (ii)	Amended and Restated By-Laws.	(1)

4	Amended and Restated Rights Agreement.	(1)

10 (a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(2)

10 (b)	Distribution and Recapitalization Agreement.	(5)

10 (c)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks.	(3)

10 (d)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers.	(4)

10 (e)	2002 Stock Incentive Plan, as amended.	(12)

10 (f)	FECI 2002 Employee Stock Purchase Plan.	(9)

10 (g)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Company and Metropolitan Life Insurance Company.	(10)

10 (h)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers.	(11)

10 (i).1 -	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005,	(6)
10 (i).4	and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques.

10 (j)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	(6)

10 (k)	Codina acquisition documents.	(7)

10 (l)	First Amendment to Credit Agreement dated April 27, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(13)

10 (m)	Employment and Change in Control Agreements dated April 27, 2006, effective April 27, 2006, between FECI and Armando Codina.	(8)

10 (n)	Restricted stock agreement dated May 3, 2006 between FECI and Jorgé San Miguel.	(14)

10 (o)	Representative restricted stock agreement between FECI and certain employees of Codina Group.	(15)

10 (p)	Second Amendment to Credit Agreement dated, October 16, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.

31.1 – 31.2	Section 302 Certifications.

32.1	Section 906 Certification

(1)	Amended and Restated Articles of Incorporation of the Registrants, Amended and Restated By-Laws of the Registrant and Amended and Restated Shareholder Rights Agreement, dated April 27, 2006, as were filed on Form 8-K (all incorporated by reference as an Exhibit to the Form 8-K) with the Securities and Exchange Commission on April 28, 2006 (File No. 001-32866).

(2)	This document dated February 22, 2005, is filed as exhibit 10 to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

(3)	These documents are filed as exhibits 10.1 – 10.8 on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and exhibits 10.1 – 10.6 on November 8, 2001.

(4)	This document is filed as exhibit 10.7 on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

(5)	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

(6)	These documents dated February 10, 2005 and March 28, 2005, are filed as exhibits 10(c.1) – 10(c.4) to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

(7)	These documents dated January 5, 2006 are filed as exhibits to Form 8-K with the Securities and Exchange Commission on January 11, 2006 and exhibits to Form 8-K with the Securities and Exchange Commission filed on April 28, 2006.

(8)	These documents dated April 27, 2006 are filed as exhibits 99.1 and 99.2 to Form 8-K with the Securities and Exchange Commission on May 2, 2006.

(9)	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

(10)	These documents, dated August 10, 2004, are filed as exhibits 10.1 – 10.7 on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

(11)	This document dated August 25, 2004, is filed as exhibit 10(c) to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

(12)	This document, dated June 2, 2005, is filed as exhibit 10(g) to Form 10-K with the Securities and Exchange Commission on March 1, 2006. (Registration No 333-90894)

(13)	This document, dated April 27, 2006, is filed as exhibit 10(n) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(14)	This document, dated May 3, 2006, is filed as exhibit 10(p) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(15)	This document is filed as exhibit 10(q) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.