Form 10-K
period 2006-12-31
Florida East Coast Industries, Inc.
filed 2007-02-26
CIK 1360951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32866
FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	20-4427296

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10151 Deerwood Park Blvd., Bldg. 100, Suite 360
Jacksonville, Florida	32256

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (904) 996-2810
Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock-no par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑      Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Based on the closing price on June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1,054 million.
The number of shares of the Registrant’s common stock, no par value, outstanding at February 20, 2007 is 35,716,164 shares and 4,227,048 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2007 (the Proxy Statement) are incorporated by reference in Part III of this report.

Item	Page
Nos.	Nos.
Part I

1. Business	1 – 9

1A. Risk Factors	9 – 12

1B. Unresolved Staff Comments	12

2. Properties	12 – 19

3. Legal Proceedings	19 – 20

4. Submission of Matters to a Vote of Security Holders	20

Part II

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21 – 23

6. Selected Financial Data	24 – 25

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 51

7A. Quantitative and Qualitative Disclosures About Market Risk	51 – 52

8. Financial Statements and Supplementary Data	53 – 84

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84

9A. Controls and Procedures	84 – 86

9B. Other Information	86

Part III

10. Directors, Executive Officers and Corporate Governance	87

11. Executive Compensation	87

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87

13. Certain Relationships and Related Transactions and Director Independence	87

14. Principal Accountant Fees and Services	87

Part IV

15. Exhibits and Financial Statement Schedules	88

Index to Financial Statements and Financial Statement Schedule	89

Index to Exhibits	90 – 91

Signatures	92

Power of Attorney
Exhibit 10(q)
Exhibit 10(r)
Exhibit 10(s)
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition. Also, forward-looking statements may include statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax-deferred) sales proceeds into qualifying §1031 properties, future level of traffic volumes, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, intention to entitle and develop real estate, ability to complete planned acquisitions, ability of each party to an announced transaction to satisfy the closing conditions in the agreement, expected completion dates, issuance of contingent consideration, completion of existing and future projects, statements regarding accessibility, visibility, expansion opportunities, ability to complete transactions within specified time frame; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; the intention to close the construction and demolition debris (C&D) facility at Beacon Countyline at the current estimated cost, the resolution of litigation involving mining in South Florida and other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such forward-looking statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions and the residential real estate market in the state of Florida as well as the southeast US and the Caribbean as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; ability to pass through fuel surcharges to customers; a slow down in construction activities in Florida, including the residential market; the impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers on the Company’s rail volumes; industry competition; consolidation within industries of the Company’s customers; ongoing challenges in the US domestic auto makers ability to be competitive; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); the Railway’s ability to purchase low sulfur diesel fuel; changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and recoveries from damage claims in a satisfactory way; changes in insurance markets, including availability of windstorm coverage, increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; timing and amount of issuance of contingent consideration; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation, natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; failure of one or all parties to meet requirements, terms and conditions for closing; ability to complete transactions within a specified time frame; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the ability of the Company to close the Beacon Countyline C&D facility at the current estimated costs; the ability to accomplish certain zoning changes or other land use changes by the Company or others; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations; and other risks inherent in the real estate and other businesses of the Company.
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
PART I
As used throughout this Form 10-K Annual Report, the terms “FECI”, the “Company” and “Registrant” mean Florida East Coast Industries, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS
General
FECI is a holding company incorporated in 1983 and is engaged, through wholly owned subsidiaries, in the railroad and real estate businesses. The Company’s railroad subsidiary, Florida East Coast Railway, LLC (FECR or Railway), connects many of the major population centers and port facilities of Florida’s east coast, and provides efficient service for its customers through multiple competitive connections to the rest of North America. The Company, primarily through its real estate arm, Flagler Development Group (Flagler), is engaged in the acquisition, entitlement, development, management, construction, leasing, operation and selected sale of real estate in Florida, primarily office and industrial property, as well as undeveloped land.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. In the second and fourth quarters of 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a post-closing working capital adjustment.
Additional information regarding this acquisition is contained in Items 7 and 8 of this annual report on Form 10-K.
Financial information about FECI’s operating segments is contained in Items 6, 7 and 8 of this Annual Report on Form 10-K.
Railway
General
FECR operates a Class II railroad along 351 miles of mainline track between Jacksonville and Miami, Florida, serving some of the most densely populated areas of the state. FECR also owns and operates approximately 268 miles of branch, switching and other secondary track and 167 miles of yard track, all within Florida. FECR has the only coastal right-of-way between Jacksonville and Miami and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades (Fort Lauderdale) and the Port of Miami.
FECR serves approximately 1,000 carload and intermodal customers combined. During 2006, the number of customers included approximately 200 drayage customers. The following table summarizes FECR’s freight shipments by commodity group and as a percentage of rail freight revenues:

TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2006	2005	Percent	2006	2005	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail carloads
Crushed stone (aggregate)	145.1	140.3	3.4	76,468	69,897	9.4
Construction materials	7.2	7.2	—	5,766	5,333	8.1
Vehicles	22.2	23.5	(5.5)	20,059	19,025	5.4
Foodstuffs & kindred	13.4	13.7	(2.2)	12,611	11,972	5.3
Chemicals & distillants	3.4	3.5	(2.9)	4,988	4,489	11.1
Paper & lumber	7.0	7.4	(5.4)	8,050	8,092	(0.5)
Other	14.0	15.0	(6.7)	11,422	10,486	8.9

Total carload	212.3	210.6	0.8	139,364	129,294	7.8
Intermodal	322.2	309.3	4.2	118,584	103,008	15.1

Total freight units/revenues	534.5	519.9	2.8	257,948	232,302	11.0
Ancillary revenue	—	—	—	6,145	5,568	10.4

Railway segment revenue	—	—	—	264,093	237,870	11.0

FECR connects with Norfolk Southern Railway Company (NS) and with CSX Transportation, Inc. (CSXT) at Jacksonville and is able to offer its customers competitive rail connections to the rest of North America. During 2006, approximately 33% of FECR’s freight revenues were attributable to traffic that originated on other railroads; approximately 6% was attributable to traffic that originated on FECR but bound for other destinations, and 61% was attributable to traffic that both originated and terminated on FECR’s system (local traffic). Haulage agreements with NS and South Central Florida Express, Inc. (SCFE) generated 6% of FECR’s freight revenue in 2006. With the exception of haulage services provided for SCFE described below, FECR does not receive traffic from one railroad to be passed over its track to another railroad.
FECR handles rail cars for SCFE between Fort Pierce and Jacksonville for interchange with CSXT or NS. SCFE is a short-line railroad operating under a Trackage Rights Agreement over a branch line owned by FECR extending from Fort Pierce to Lake Harbor. A concurrent Car Haulage Agreement is in effect between Fort Pierce and Jacksonville. On November 25, 2005, FECR notified SCFE that the Trackage Agreement would terminate on January 1, 2025 after the required notice period.
FECR also handles certain types of traffic for NS from Jacksonville to Miami under a Haulage Agreement, whereby FECR receives specified revenues for each unit transported. In late 2001, FECR began offering a service that is known as the “Hurricane Train”. This extends FECR’s commercial reach into the Atlanta region. This service is operated pursuant to an agreement with NS allowing up to 60 spaces per day dependent upon space availability. During 2005, FECR reached and exceeded this capacity on certain days, which limited the ability to grow this business segment in 2006. To increase capacity in this lane, FECR introduced the Truck/Rail product, which utilizes trucks to move targeted freight into Jacksonville and then places the load onto a train shipped to South Florida. This allows more capacity on the Hurricane Train for future growth. Additionally, through joint marketing arrangements with CSXT and NS, FECR provides direct service to the south Florida markets with loads originating in the Northeast and in the Chicago and surrounding areas.
FECR owns or has an interest in approximately 1,455 acres of ancillary properties, including several rail corridors (872 acres) that have been abandoned. FECR continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.). Sales of these properties are reported in “railway realty sales” of the realty segment. The Company is actively discussing the sale of two of the abandoned corridors, totaling approximately 641 acres to the Florida Department of Environmental Protection.
FECR also actively manages its railroad right-of-way to generate miscellaneous rents and right-of-way lease profits, which are not reported as part of the railway segment but as “other income”. FECR leases its right-of-way to various tenants for use, including telecommunications companies’ fiber optics systems pursuant to long-term leases. FECR also generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising, parking lots and lateral crossings of wires and pipes by municipalities, and utility and telecommunications companies.

Customers
One customer, Rinker Materials Corporation (Rinker), generated approximately 20% of freight revenues in 2006. FECR’s top five customers accounted for approximately 41% of 2006 freight revenues. Rinker and another of these top five customers are suppliers of aggregate materials.
Competition
Although FECR is often the only rail carrier directly serving its customers, FECR competes directly with other railroads that could potentially deliver freight to FECR’s markets and customers via different routes and use of multiple modes of transportation such as transload services. FECR’s primary rail competition for carload traffic is CSXT. FECR also competes directly with other modes of transportation, including motor carriers, ships and barges. FECR’s intermodal freight services (trailers and containers on flat-rail cars) compete directly with motor carriers. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect FECR’s business.
There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and a specific transportation company with which to do business. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Additionally, decisions about ports-of-call can affect FECR’s business. As international shipping companies alter their ship rotations into various ports, this could change the Railroad’s intermodal shipments from the affected port facility.
Regulation
FECR is subject to regulation by the Surface Transportation Board (STB) of the U.S. Department of Transportation (USDOT). The STB has jurisdiction over some rates, including the calculation of fuel charges, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The USDOT, through the Federal Railroad Administration (FRA), regulates the safety of railroad operations, including certain track and mechanical equipment standards and certain human factor issues. The USDOT and Occupational Safety and Health Administration (OSHA) have jurisdiction over a number of safety and health aspects of rail operations, including the movement of hazardous materials.
Rates in the rail industry were substantially deregulated by the Staggers Act of 1980 (The Staggers Act) and subsequent legislation and regulation. The Staggers Act encouraged and enabled rail carriers to innovate and compete for business, thereby contributing to the revitalization of the industry. Accordingly, the nation’s rail carriers can be expected to vigorously oppose efforts to re-impose such economic regulation.
On January 26, 2007, the Surface Transportation Board concluded its inquiry into railroad fuel surcharge practices by issuing a final rule declaring it an unreasonable practice for railroads to compute fuel surcharges as a percentage of the base rate. The STB also determined that the practice of “double dipping”, i.e., applying both a fuel surcharge and a rate increase that is based on a cost index that includes a fuel cost component, is an unreasonable practice. The ruling does not apply to traffic that is exempt from regulation by previous actions of the STB or its predecessor agency or to traffic that is handled under a transportation contract. Most of the Railway’s traffic, including intermodal, aggregate, automobiles and many other commodities, is exempt from this ruling either by commodity exemption or as traffic moving under a contract. The ruling should have little impact to the amount of fuel surcharge billed in 2007, as it will only affect the method of calculation for shipments moving under public pricing for non-exempt commodities.
FECR is also subject to extensive environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damage claims, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, FECR’s present and historic ownership and operation of real property, including rail yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. FECR may also be liable for the costs of cleaning any site at which it has disposed (intentionally or unintentionally) of hazardous substances by virtue of, for example, an accident, derailment or leak, or to which it has transported hazardous substances it generated, such as waste oil (see Item 3, Legal Proceedings).

Real Estate
General
FECI conducts its real estate operations through its real estate arm, Flagler Development Group. Flagler is engaged in the acquisition, entitlement, development, management, construction, leasing, operation and selected sale of real estate in Florida, primarly office and industrial property, as well as undeveloped land. These operations are primarily conducted within its 100% owned properties, as well as those owned with joint venture partners. Flagler provides real estate services to third party owners and related party joint ventures. These include construction, brokerage, property management and development activities.
Flagler held 68 one hundred percent owned stabilized buildings with 7.9 million sq. ft. and overall occupancy of 96% at December 31, 2006 compared to 64 one hundred percent owned stabilized buildings with 7.4 million sq. ft. and overall occupancy of 95% at December 31, 2005. In addition at December 31, 2006, Flagler held one 207,000 sq. ft. stabilized warehouse in an unconsolidated joint venture that was 100% occupied. Same Store one hundred percent owned properties include 6.6 million sq. ft. and 96% occupancy at year-end 2006 compared to 95% occupancy at year-end 2005. Additionally, at December 31, 2006, there were three buildings with 485,000 sq. ft. that were in lease-up, which includes one warehouse building, totaling 206,000 sq. ft. held in an unconsolidated joint venture.
At December 31, 2006, Flagler had 3.8 million sq. ft. of properties in various phases of development, consisting of approximately 1.9 million sq. ft. under construction, and approximately 1.9 million sq. ft. in the pre-development phase, located in the Jacksonville, Orlando, Broward and Miami-Dade area markets. This includes 970,000 sq. ft. under construction and 468,000 sq. ft. in pre-development that are held in unconsolidated joint ventures. For those projects in the pre-development phase, Flagler is engaged in engineering, architectural planning and design.
Flagler owns 567 acres of developable land with entitlements for the construction of 10.0 million sq. ft. of additional office, industrial, residential and commercial space. In addition, Flagler has 286 acres with 6.1 million sq. ft. of development entitlements held in unconsolidated joint ventures. Developable land is considered to be land that can be built upon and excludes wetlands and land under roads. Additionally, Flagler owns approximately 3,089 acres of unimproved, unentitled land or land with limited entitlements in Florida, available for potential future development or disposition. During 2006, Flagler continued the process to determine the highest and best use for 1,455 acres of unentitled land owned by FECR which includes several rail corridors that have been abandoned comprising 872 acres. The Railway is actively discussing the sale of approximately 641 acres of two of the abandoned rail corridors to the Florida Department of Environmental Protection.
At December 31, 2005, Flagler and FECR held net land sale proceeds, totaling $21.2 million and $1.9 million, respectively, in escrow with a qualified intermediary which were used to purchase qualifying reinvestment properties as part of the Codina acquisition during the first half of 2006. At December 31, 2006, $1.4 million of land sales proceeds were held in escrow.
Customers
Flagler leases in its 100% owned properties to approximately 300 tenants in a variety of industries, including financial services, distribution, hospitality services and import/export. Flagler’s largest tenant, based on square footage, occupied approximately 3.2% of leased space at December 31, 2006. Flagler’s largest tenant, based on rental revenues, accounted for approximately 4.4% of 2006 continuing operations’ contractual rental income. Flagler’s five and ten largest tenants, based on rental revenues, accounted for approximately 21% and 31% of continuing operations’ contractual rental income, respectively. In addition to the above, Flagler has two tenants in the buildings owned by the Beacon Lakes joint venture in which it has a 21.2% interest. Flagler has multiple customers that it provides services to through its third party management, brokerage and construction services businesses. Within the real estate services businesses a concentration of business exists with two key customers. Twenty-eight percent of services revenue is derived, either directly or through a joint venture with AMB Properties and twenty-two percent of services revenue is from TIAA – CREF.
Competition
The real estate industry is generally characterized by significant competition. There are numerous developers and real estate companies competing with the Company in Florida for acquisition of properties, resources for development and prospective tenants and real estate services such as construction, development, brokerage and management. Competition may adversely affect the Company’s ability to attract and retain tenants and achieve favorable rental rates. Over the past few years, there has been increased competition for the acquisition of raw land from residential developers. This competition has increased the price and reduced the availability of raw land. The Company may compete with entities having greater financial and other resources. Such competition could have a material adverse effect on the Company’s business, operations or cash flows.
Regulation
Real estate development in Florida is subject to extensive regulation at both the state and local levels. One of the primary purposes of regulation is to ensure that infrastructure, such as traffic circulation, sanitary sewer, solid waste, drainage, potable water, parks and recreation and transportation facilities, is adequate to serve proposed development. If the facilities in the area of the development are inadequate or will become inadequate as a result of the proposed development, the developer must either improve the infrastructure to a level satisfactory to the regulatory agencies or provide financial assurances that the necessary improvements will be made as development progresses. In many areas of Florida, significant infrastructure improvements need to be made in order to support additional development. Infrastructure improvement requirements could adversely affect the ability of developers in Florida, including Flagler, to develop real estate projects.
Larger developments may be regulated as a Development of Regional Impact (DRI) if they meet statutorily prescribed thresholds. The process for obtaining governmental approval of a DRI project includes an evaluation of the project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local governmental agencies. The DRI review process is lengthy and expensive and may result in an approval that requires significant capital improvements or other exactions as a condition of the approved development.
In addition, federal, state and local regulations govern the development of lands containing endangered or protected wildlife species, and sensitive environmental areas such as wetlands and coastal areas. Much of the developable land in Florida is impacted by those regulations. As a result, those regulations may limit the Company’s ability to develop its real estate holdings.
Real estate ownership and development is subject to extensive federal, state and local environmental regulation governing hazardous substances. Pursuant to those regulations, the owner or operator of contaminated real estate may be required to perform remediation, regardless of the cause of the contamination. The sale or development of properties may also be restricted due to environmental concerns. In addition, violation of those regulations may result in civil penalties, remediation expenses, natural resource damages, injunctions and cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination, or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future.
As part of the Codina acquisition, the Company acquired a permitted, but non-operating construction and demolition debris facility. This site is required to be closed in accordance with the regulations of the Miami-Dade Department of Environmental Resources Management.
For the brokerage business, all salespersons providing brokerage services are licensed and regulated through the State of Florida’s Real Estate Commission (FREC) and must follow the rules and guidelines of Chapter 475, F.S. The law’s intent is to protect the public from damage due to fraud or incompetence by broker licensees.
Financial Information about FECI’s Segments
The Company had total segment operating revenues of $458.2 million, an operating profit of $90.4 million in 2006 and total assets of $1.4 billion at December 31, 2006. (See Note 10; Segment Information of the Financial Statements and Supplementary Data set forth in Part II, Item 8 of this report on Form 10-K). The Company’s total Railway segment operating revenues were $264.1 million and real estate segment revenues were $194.1 million (which included realty sales of $49.2 million). Operating profit included $78.5 million from the Railway, $28.2 million from real estate (which included realty sales of $16.0 million), less $16.3 million of corporate general and administrative expenses.
Sources and Availability of Raw Materials
All raw materials FECR and Flagler use, including fuel, track materials and building construction materials, are available in adequate supply from multiple sources. However, there has been a change in fuel supply. In May 2004 the Bush Administration signed the Environmental Protection Agency (EPA) Clean Air Non-road Diesel Rule, which requires stringent pollution controls on diesel engines used in industries such as construction, agriculture and mining. The Clean Air Non-road Diesel Rule requires a decrease in the sulfur content of diesel fuel. High sulfur diesel fuel contains approximately 5,000 parts per million (ppm) of sulfur content. This Rule requires the reduction of the level of sulfur to 500 ppm (low sulfur diesel fuel) effective June 2007 for non-road, locomotive and marine (NRLM) diesel fuels. Due to the small refiner and credit provisions of the ruling, the Railway may be able to purchase high sulfur diesel fuel, if available, until June 1, 2010. However, the supply of high sulfur diesel fuel is uncertain after May 31, 2007. Effective June 2010, the sulfur content is required to be reduced to 15 ppm (ultra-low sulfur diesel) for non-road fuel, and by June 2012 for locomotive and marine fuels. Due to this Rule, the fuel supply market has been changing to accommodate for the demand for low sulfur diesel fuel. The market for low sulfur diesel fuel is evolving and could increase fuel costs in the future which could lower operating profit.
Seasonality
FECR’s rail traffic is relatively stable throughout the year with higher volumes ordinarily occurring during the second and fourth quarters of the year. The Company’s real estate business is not generally seasonal.
Working Capital
At December 31, 2006, the Company’s current liabilities exceeded current assets by $27.1 million due primarily to a significant amount of accounts payable and accrued liabilities for buildings under construction being outstanding at December 31, 2006. The Company has a $150 million revolving-credit facility (see Note 17 of Item 8 of the Financial Statements). At December 31, 2006, there were no monies drawn on the facility (see also Part II, Item 7; Management’s Discussion and Analysis of Financial Condition and Results of Operations). At December 31, 2006, the Company had a cash and cash equivalent balance of $5.1 million. The Company expects to fund its development activities with future cash flows from its rail and real estate businesses as well as from its un-drawn revolving credit facility.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. During the second and fourth quarters of 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
The Company used existing cash, including cash held in §1031 escrow funds, to satisfy the cash and debt repayment needs of closing the acquisition.
Employees
FECI employed 36 people; FECR employed 800, and Flagler (inclusive of Codina employees) had 217 employees as of December 31, 2006. Approximately 563 of FECR’s employees are represented by labor unions: United Transportation Union (UTU), representing train and engine service employees, Brotherhood of Maintenance of Way Employees (BMWE), representing track maintenance, structures and roadway shop employees, and International Brotherhood of Electrical Workers (IBEW), representing agents and clerical, carmen, maintenance of equipment foremen, signals and communications, train dispatchers, boilermakers, electricians, machinists, sheetmetal workers and shop laborers.
During 2005, the Company successfully ratified bargaining agreements with the UTU, IBEW and the BMWE. All agreements were extended for a range of three to five years; carry annual general wage increases of approximately 3%, and held employee participation rates for health care at current levels throughout the terms of the agreements.
Company Web Address: www.feci.com
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available through the Company’s website (www.feci.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission and print copies are available free of charge upon request from the Company.

Additionally, the Company’s Code of Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also posted on the website. This information is also available in print form via mail by request to the Company.
ITEM 1A. RISK FACTORS
Railway (and Drayage)
Cyclical Risks: FECR’s freight traffic is subject to economic cycles in the U.S. national, regional and local economies and, to a lesser extent, the international economies. Historically, traffic tends to increase at the beginning of an economic recovery. Traffic tends to decrease early in an economic downturn.
Market Risks: FECR’s freight traffic is generally affected by overall economic conditions in Florida and the southeast. FECR’s largest market, aggregates, is highly dependent upon the residential construction market, the commercial construction market and state and federal highway construction. The pace of residential construction as well as the level of state and federal highway and other public projects can affect the amount of aggregate loadings FECR’s customers request. The condition of international economies, including the Caribbean, South America and Asian economies can also affect the Railway’s intermodal traffic. There can be no assurance that the overall economy will rebound quickly from any slowdowns or that Florida’s economy will continue to experience growth higher than the national average. Florida’s residential real estate market slowed in 2006 and it is unknown when the pace of construction will improve.
Claims and Lawsuits: The nature of FECR’s business exposes it to the potential for various claims and litigation related to labor and employment, personal injury and occupational illness, property damage, environmental and other matters. FECR maintains insurance for most of these potential claims, subject to varying deductibles and self-insured retentions. Therefore, FECR may be subject to claims or litigation that could involve significant expenditures (see also Part I, Item 3 for a discussion of legal proceedings).
Fuel Price Risks: FECR’s operations require significant amounts of diesel fuel. Prices of diesel fuel can vary greatly. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow FECR to pass along this cost. FECR forward purchases fuel to manage the risk of fuel price increases. As of December 31, 2006, FECR had forward purchase contracts of 2.3 million gallons of fuel for delivery from January 1, 2007 to December 31, 2007 for an average purchase price of $2.21 per gallon before taxes and freight. This represents 15% of the estimated consumption for 2007. The Company has been reducing the amount of fuel it forward purchases due to an increase in the number of customers paying a fuel surcharge.
On January 26, 2007, the Surface Transportation Board concluded its inquiry into railroad fuel surcharge practices by issuing a final rule declaring it an unreasonable practice for railroads to compute fuel surcharges as a percentage of the base rate. The STB also determined that the practice of “double dipping”, i.e., applying both a fuel surcharge and a rate increase that is based on a cost index that includes a fuel cost component, is an unreasonable practice. The ruling does not apply to traffic that is exempt from regulation by previous actions of the STB or its predecessor agency or to traffic that is handled under a transportation contract. Most of the Railway’s traffic, including intermodal, aggregate, automobiles and many other commodities, is exempt from this ruling either by commodity exemption or as traffic moving under a contract. The ruling should have little impact to the amount of fuel surcharge billed in 2007, as it will only affect the method of calculation for shipments moving under public pricing for non-exempt commodities.
In May 2004 the Bush Administration signed the EPA Clean Air Non-road Diesel Rule, which requires stringent pollution controls on diesel engines used in industries such as construction, agriculture and mining. The Clean Air Non-road Diesel Rule requires a decrease in the sulfur content of diesel fuel. High sulfur diesel fuel contains approximately 5,000 parts per million (ppm) of sulfur content. This Rule requires the reduction of the level of sulfur to 500 ppm (low sulfur diesel fuel) effective June 2007 for non-road, locomotive and marine (NRLM) diesel fuels. Due to the small refiner and credit provisions of the ruling, the Railway may be able to purchase high sulfur diesel fuel, if available, until June 1, 2010. However, the supply of high sulfur diesel fuel is uncertain after May 31, 2007. By June 2010, the sulfur content is required to be reduced to 15 ppm (ultra-low sulfur diesel) for non-road fuel, and by June 2012 for locomotive and marine fuels. Due to this Rule, the fuel supply market has been changing to accommodate for the demand for low sulfur diesel fuel. The market for low sulfur diesel fuel is evolving and could increase fuel costs in the future lowering operating profit.

Interchange Carrier Risks: Approximately 33% of FECR’s traffic is interchanged from CSXT, SCFE or NS. The ability of these carriers (CSXT and NS) to market and service southbound traffic into the Florida market will affect the amount of traffic FECR moves.
Rail Car Utilization Risks: FECR earns per diem rents on the use of its rail car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for FECR’s car and/or intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices or increase or decrease the size of their equipment fleets could affect the utilization of and per diem rents for FECR’s equipment. Also, FECR, through operating agreements, currently leases approximately 4,050 rail cars from Greenbrier Leasing Corporation (Greenbrier), Bombardier Capital (Bombardier) and other entities, with lease lengths generally of three, five and ten years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on FECR’s railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. At December 31, 2006, the Railway owned 323 flatcars that are becoming obsolete in the industry. FECR is downsizing this fleet over time, as major repairs are needed, which will lower per diem rents in the future. Rents from the Greenbrier, Bombardier and other leases received by FECR were $4.3 million, $4.7 million, $3.9 million in 2006, 2005 and 2004, respectively. Certain of these leases provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.
Natural Disaster Risks: FECR’s operating assets are located on Florida’s eastern seaboard and susceptible to damage, destruction and operational disruption from natural disasters such as hurricanes and other severe storms. Damage and destruction of operating assets could be material with accompanying long periods of operational outage. Additionally, the operations and properties of some of FECR’s customers (especially aggregate suppliers) are also subject to natural disasters, which can significantly reduce the volumes they ship.
Windstorm Insurance: The Railway renewed its property insurance, including windstorm coverage, in the fourth quarter of 2006. The market for windstorm coverage remains very limited and costly. It is unknown how much windstorm coverage the Railway will purchase in the future and it is possible that Railway property will experience windstorm damage and utility service interruption in excess of insurance limits.
Concentration Risks of Business with Aggregate Customers: FECR has three primary aggregate customers with operations in south Florida whose aggregate revenues represents 28% of FECR’s total annual revenues. One customer represents 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future. Also, there have been attempts to consolidate certain aggregate suppliers in 2006, which could impact FECR’s aggregate volumes if the decision were made to shift traffic patterns or locations.
Mining Permits
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
Following the initial order, the court held evidentiary hearings to consider whether to issue any interim orders to limit or cease aggregate mining under the permits which are the subject of the lawsuit. The hearings were completed in the fourth quarter of 2006; briefs have been filed. It is unknown when a ruling regarding current mining activities will be issued and, if one were issued, what the scope of it would be and what the impact on our Railway’s business would be. In 2006, aggregate loads accounted for approximately $76.5 million or 29% of the Railway’s revenue.
Realty
Market Risks: The Company real estate business has benefited from a strong economy in Florida. The Company cannot assure that the strength of the Florida economy will continue. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) generally could not be reduced even if an economic downturn caused less revenue to be generated from the Company’s properties. Additionally, capital expenditures (especially infrastructure related) for development of office parks occur early in the construction cycle, potentially becoming subject to longer than expected holding periods and costs in the event of economic downturns.

Development Risks: The Company’s real estate development activities require significant capital expenditures. Capital investment at Flagler for 2007 (which includes investments in joint ventures), before any land acquisitions, is expected to be between $90 million and $115 million. The Company obtains funds for its capital expenditures and operating activities through operating cash flows, property sales and financings. There can be no assurance that funds available from operating cash flows, property sales and financings will continue to be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development, or any rehabilitation of older projects, may require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project, or some otherwise desirable uses of an existing project, not economically feasible. Additionally, the Company’s current real estate developments anticipate certain land uses, some of which will require future governmental approvals and concurrence. The ability or inability to get such approvals as anticipated, could effect and alter materially the Company’s current developmental plans and financial reviews.
Cyclical Risks: Flagler’s leasing occupancy and development are subject to the effect of economic cycles at the regional and local levels and, to a lesser extent, in the U.S. national economy. Historically, leasing occupancy and new building development activity improve late in a period of economic recovery and are affected negatively later than other businesses in an economic downturn.
Natural Disaster Risks: Flagler’s assets are located in Florida and are susceptible to damage, destruction and operational disruption (including rents from tenants) from natural disasters like hurricanes and other severe storms. Damage and destruction of operating assets could be material with accompanying long periods of operational outage.
Windstorm Insurance: Available capacity for windstorm coverage in Florida is limited, and at significantly higher costs. As a consequence, in 2006 the Company purchased lesser amounts of insurance coverage at a greater cost than the expiring coverage and is self-insuring a greater amount of this exposure than it has in past years. It is possible that the Company will experience windstorm damage to its properties in excess of available insurance.
Joint Venture Risks: From time to time, the Company invests in joint ventures in which it does not hold a controlling interest. These investments involve risks that do not exist with properties in which the Company owns a controlling interest, including the possibility that partners may, at any time, have business, economic or other objectives that are inconsistent with the Company’s objectives. In instances where the Company lacks a controlling interest, the partners may be in a position to require action that is contrary to the Company’s objectives. While FECI seeks to negotiate the terms of these joint ventures in a way that secures the Company’s ability to act in its best interests, there can be no assurance that those terms will be sufficient to fully protect the Company against actions contrary to the Company’s interests. If the objectives of the Company’s partners are inconsistent with FECI’s, the Company may not in every case be able to act exclusively in FECI’s interests.
Construction Risks: The commercial construction industry has from time to time experienced significant difficulties, including: shortages of qualified trades people; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the price of cement and steel, which are significant components of commercial construction costs. The Company may not be able to recapture increased costs by raising prices either because of market conditions or because the Company fixes its prices at the time construction contracts are signed.
Customer Concentration Risk: Of the tenants leasing space in the Company’s 100% owned buildings, no single customer exceeds 5% of the overall building revenue or total square footage of the portfolio. Within the real estate services business, there is a customer concentration risk that exists as 50% of real estates services revenues in 2006 were from two customers, AMB Properties (28%) and TIAA-CREF (22%), either directly or through joint ventures. Loss of business from either of these companies would have a direct impact on the revenues of the real estate services business.
Residential Development Risk: The Company is developing residential condominium units for sale through its Downtown Doral joint venture with an affiliate of JPMorgan. Downward changes in general economic, real estate construction or other business conditions could adversely affect this project or its financial results. The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions, could decrease demand and pricing for condominium units or result in customer cancellations of pending contracts, which could adversely affect the number of unit deliveries or reduce the prices the Company can charge for these units, either of which could result in a decrease in FECI’s revenues and earnings. In addition, the

Company and the joint venture capitalize certain pre-development costs related to its residential development projects. These costs may need to be written-off if the projects do not move into development.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s material physical properties at December 31, 2006 are listed below and are grouped by industry segment.
Railway
FECR owns a railroad right-of-way, generally 100-feet wide, along the east coast of Florida extending for 351 miles from Jacksonville to Miami, used for its railroad operations. FECR also owns and operates approximately 268 miles of branch, switching and other secondary track, 167 miles of yard track, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities, and a number of operating offices, shops and service house buildings. In 2006, the Company sold its headquarter facilities in St. Augustine, Florida. This is included in “Gain on Sale of Asset” on the income statement. The Railway’s headquarters are now located in Jacksonville, Florida in space leased from the Company’s real estate (Flagler) arm. FECI has offices in Jacksonville and Coral Gables.
On March 2, 1998, FECR entered into a Trackage Agreement with SCFE providing for, among other things, the operation and maintenance by SCFE of 56 miles of branch mainline owned by FECR extending from Fort Pierce, west to Lake Harbor. On November 25, 2005, FECR notified SCFE that the Trackage Agreement would terminate on January 1, 2025 after the required notice period.
FECR’s tracks, bridges and other fixed property and signal improvements are maintained to a level based on the needs of service. The mainline is, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for rail operations suited to the business demands of customers, including unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars. The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties.
FECR owns or leases 84 diesel electric locomotives, 6,045 freight cars, 1,663 trailers, containers and chassis for highway revenue service, numerous pieces of rail-mounted and non-rail-mounted work equipment and numerous automobiles used in maintenance and transportation operations. Generally, FECR’s equipment is in good physical condition, considering its years of service and operating utilization. FECR took delivery of four new locomotives in December 2006.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). These studies were finalized in the following periods: locomotive and rolling stock – second half of 2004; bridges – first quarter of 2005; and the track structure – fourth quarter of 2005.
The locomotive and rolling stock study indicated no substantive change in annual maintenance or capital replacement program. The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. Overall, the study indicated the track system to be in good condition.
Based upon the results of the study, the following depreciable lives were changed. Annual depreciation is expected to increase approximately $0.7 million as a result of the change.

	Previous	Current
	Depreciable Life	Depreciable Life

Locomotives:
Hulk/chassis	10 years	7 years
Overhauls	10 years	7 years

Rolling Stock:
Hoppers & gondolas	7 – 32.5 years	7 – 50 years
Flats	7 – 18.5 years	7 – 50 years
Vans & flatbeds	10 years	20 years
Chassis	10 years	20 years
Auto racks	19 years	15 years

Track:
Rail/other track material	50 years	45 years
Turnouts	50 years	45 years
In addition, FECR currently manages approximately 4,050 rail cars from Greenbrier Leasing Corporation, Bombardier Capital and other entities, with lease lengths generally of three, five and ten years. The lease terms call for FECR to be billed an hourly rate based upon the length of time the car is on FECR’s railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby Greenbrier and FECR apportion the rent based upon the length of time the car is off-line. At December 31, 2006, the Railway owned 323 flatcars that are becoming obsolete in the industry. FECR is downsizing this fleet over time, as major repairs are needed, which will lower per diem rents in the future. Rents from the Greenbrier, Bombardier and other leases received by FECR were $4.3 million, $4.7 million, $3.9 million in 2006, 2005 and 2004, respectively. Certain of these leases provide for base rents payable to Greenbrier and others by FECR if the car remains on FECR’s line for a specified number of days. To date, these base rents (i.e., those above normal car hire) payable to Greenbrier and others have been minimal.

Real Estate
Flagler is headquartered in Coral Gables, Florida and has offices in Jacksonville, Orlando and Miami. At year-end 2006, Flagler’s commercial and industrial portfolio included 68 100% owned buildings, exclusive of buildings in lease-up, which aggregated 7.9 million rentable sq. ft. Flagler’s income-producing properties are detailed below:
FLAGLER’S INCOME-PRODUCING BUILDINGS
(100% Owned Properties)
(at December 31, 2006)

	No. of		Rentable	Occupied	%	Year
Location	Bldgs.	Type	Sq. Ft.	Sq. Ft.	Occupied	Built
100% Owned Properties
duPont Center Jacksonville, FL	2	Office Buildings	160,000	143,488	90	1987-88

Deerwood North Jacksonville, FL	4	Office Buildings	496,841	449,651	91	1999-05

Deerwood South Jacksonville, FL	4	Office Buildings	520,022	455,908	88	1996-04

Flagler Center	4	Office Buildings	466,872	463,920	99	1998-05
Jacksonville, FL	2	Office/Showroom/Warehouses	209,613	209,613	100	1997-99
	1	Front Load Warehouse	98,800	98,800	100	1997
	2	Rail Warehouses	259,000	259,000	100	1997

Gran Park at The Avenues	3	Office Buildings	241,568	227,696	94	1992-95
Jacksonville, FL	3	Office/Showroom/Warehouses	169,179	123,961	73	1992-97
	1	Office Warehouse	154,326	154,326	100	1996

Office Center at Southpoint Jacksonville, FL	1	Office Building	59,600	51,848	87	1999

SouthPark Center I & II	6	Office Buildings	843,608	820,294	97	1998-05
Orlando, FL	1	Office/Showroom/Warehouse	131,607	131,607	100	1998

Flagler Station	2	Office Buildings	339,864	339,864	100	2000
Miami, FL	5	Office/Showroom/Warehouses	367,301	363,301	99	1988-94
	11	Office Warehouses	1,529,241	1,528,286	100	1990-01
	4	Rail Warehouses	397,680	375,480	94	1989-94
	8	Front Load Warehouses	1,027,984	1,027,984	100	1991-95
	1	Office Service Center	38,956	32,796	84	1994-02
	1	Retail Building	42,800	24,449	57	2002

Doral Concourse Miami, FL	1	Office Building	240,144	223,740	93	2001

Sunrise Corporate Plaza Sunrise, FL	1	Office Building	106,648	106,648	100	1999

Total 100% owned buildings	68		7,901,654	7,612,660	96

FLAGLER’S INCOME-PRODUCING BUILDINGS (Joint Venture Properties) (at December 31, 2006)

	No. of		Rentable	Occupied	%	Year
Location	Bldgs.	Type	Sq. Ft.	Sq. Ft.	Occupied	Built
Joint Venture Properties
Beacon Lakes (21.2% ownership) Miami, FL	1	Warehouse	206,650	206,650	100	2004

Total Joint Venture Properties	1		206,650	206,650	100

Certain of these buildings are mortgaged to secure loans with outstanding balances due of $332.8 million as of December 31, 2006. The mortgage notes consist of $247 million of seven- and ten-year notes with $232.0 million outstanding at December 31, 2006, and a blended interest and principal repayment payable monthly based on a fixed 7.23% weighted-average interest rate on the outstanding principal amount of the mortgage notes and a thirty-year amortization period. In addition, $105 million of seven-year mortgage notes were issued on August 10, 2004 with $100.8 million outstanding at December 31, 2006. These seven-year mortgage notes consist of a $60 million note with a fixed rate of interest of 5.27% and a $45 million note with a floating rate of interest based on the 90-day LIBOR Index plus 1.00% (6.37% at December 31, 2006). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule. These notes mature with remaining principal due of $79.5 million in 2008 and $229.5 million in 2011.
The Company periodically reviews its inventory of income-producing commercial and industrial properties, as well as undeveloped properties to determine how best to maximize its value, including possible sale, if market conditions warrant. The Company will continue to develop additional rentable commercial and industrial space if market conditions warrant. The Company currently has 1.9 million sq. ft. under construction and 1.9 million sq. ft. in the pre-development phase, including 970,000 sq. ft. under construction and 468,000 sq ft. in pre-development that are held in unconsolidated joint ventures.
Projects under Development
The primary geographic focus of Flagler’s development activities has been in the Miami, Sunrise, Jacksonville and Orlando markets. The following is a summary of the Company’s development activity as of December 31, 2006:
At year-end 2006, Flagler had three buildings in lease-up consisting of two 100% owned buildings and one building held in an unconsolidated joint venture. Lease-up is defined as the status of a project that has been issued a certificate of occupancy, but has not reached the earlier of 90% occupancy or one year from issuance of certificate of occupancy. The percentage leased/pre-leased denotes the percentage of net rentable sq. ft. for which leases had been signed at December 31, 2006. These properties are detailed below:
FLAGLER’S DEVELOPMENT ACTIVITY
(at December 31, 2006)

					Actual or
Owner					Expected
Ship		Net Rentable	Estimated Costs	%	Certificate of	% Leased / Pre-	Property
%		Sq. Ft.	to Complete	Complete	Occupancy	Leased	Type
Projects in Lease Up
100%	Flagler Station – OW 25	160,211	878,771	90%	Apr-06	29%	Industrial
21%	Beacon Lakes, LLC – Building 6	206,494	1,228,744	90%	Apr-06	81%	Industrial
100%	Flagler Station – Building 1100	118,723	462,824	97%	Sep-06	80%	Office

	Total Projects in Lease-Up	485,428	2,570,339
Projects Under Construction
100%	Flagler Center – Lakeside I	112,306	4,813,491	67%	Jan-07	63%	Office
100%	Flagler Center – Lakeside III	112,306	13,071,953	13%	Sep-07	0%	Office
100%	Flagler Station – OW28	172,048	2,148,638	77%	Feb-07	37%	Industrial
100%	Flagler Station – OW 29	172,048	1,864,672	80%	Feb-07	0%	Industrial
100%	Southpark Center I – Building 700	83,262	4,649,004	63%	Jan-07	87%	Office
50%	Beacon Village, LLC Phase 1 Bldg E-1	52,918	1,842,708	72%	Jan-07	Held for Sale	Industrial
100%	Southpark Center II – Building 1400	111,998	13,330,949	24%	Jun-07	0%	Office
100%	Flagler Station Bldg. 1200	118,296	14,109,874	18%	Jul-07	0%	Office
21%	Beacon Lakes, LLC – Building 7	192,476	4,833,867	66%	Feb-07	0%	Industrial
20%	Flagler Corp Center (Boca 54) – Office Depot	624,230	148,598,718	8%	Oct-08	100%	Office
21%	Beacon Lakes – Commerce Bank	100,000	13,636,103	8%	Dec-07	Held for Sale	Office

	Total Projects Under Construction	1,851,888	222,899,977
Projects in Pre-development
100%	Southpark Center II – Building 1300	136,709			TBD	0%	Office
100%	Southpark Center I – Building 900	18,000			TBD	0%	Office
100%	Flagler Center – Lakeside V	142,000			TBD	0%	Office
100%	Flagler Center – Gran Bay Suites office condos	67,445			TBD	0%	Office
100%	Flagler Plaza	250,000			TBD	0%	Office
50%	Downtown Doral (Denver Building)	65,000			TBD	Held for Sale	Office
50%	Downtown Doral (Residential Building G-1)	299,435			TBD	Held for Sale	Residential
100%	C/CM Lejeune (Burger King Building)	248,000			TBD	Held for Sale	Office/Retail
50%	Beacon Village, LLC Phase 1 Building E-2	52,918			TBD	Held for Sale	Industrial
50%	Beacon Village, LLC Phase 1 Building F-1	35,495			TBD	Held for Sale	Industrial
50%	Downtown Doral (Residential Building K-1)	223,729			TBD	Held for Sale	Residential
21%	Beacon Lakes, LLC – Building 12	189,740			TBD	0%	Industrial
21%	Beacon Lakes, LLC – Building 13	189,740			TBD	0%	Industrial

	Total Projects in Pre-Development	1,918,211

	Total Development & Predevelopment Projects	4,255,527

100% Owned Properties Under Development:
          SouthPark Center I – Orlando, FL
Located near the intersection of John Young Parkway and Beeline Expressway. Six buildings, totaling 836,000 sq. ft., have been completed, one of which (a building of approximately 133,000 sq. ft.) was sold to a third party during 2003. A seventh building of approximately 83,000 sq. ft. is currently under construction. The park has entitlements for an additional 77,490 sq. ft. of office space. An eighth building of approximately 18,000 sq. ft. remains in pre-development.
          SouthPark Center II – Orlando, FL
In 1999, based on the success of SouthPark Center I, Flagler acquired approximately 90 acres across John Young Parkway from its existing park. The land has remaining entitlements for 1.35 million sq. ft. of office space, as well as 98,000 sq. ft. of commercial space. Three buildings totaling approximately 332,000 sq. ft., have been constructed, one of which, a 60,000 sq. ft. build-to-suit project, was sold to a third party during 2004. At December 31, 2006, a fourth office building (112,000 sq. ft.) was under construction. One additional building, totaling 137,000 sq. ft. remains in pre-development.
          Flagler Station – Miami, FL
Located northwest of Miami International Airport. Flagler owns and operates thirty-four buildings, totaling 4.0 million rentable sq. ft., at December 31, 2006. At December 31, 2006, two of these buildings (279,000 sq. ft.) were in lease-up. Construction is currently underway for two warehouses totaling 344,000 rentable sq. ft. and a 118,000 sq. ft. rentable office building. The park has entitlements for an additional 2.2 million sq. ft. of office, industrial and retail space. Flagler owns approximately 81 acres adjacent to this park for future development or sale.
          Flagler Center – Jacksonville, FL
Located in south Jacksonville at the Old St. Augustine Road and I-95 interchange. Flagler owns and operates nine buildings, totaling 1,034,000 rentable sq. ft. The tenth and eleventh office buildings, totaling 225,000 sq. ft., are under construction. Additional buildings, including a 142,000 sq. ft. office building and 67,000 sq. ft. for office condominiums are in pre-development. The park has entitlements for an additional 2.5 million sq. ft. of office, industrial and retail space, as well as entitlements for 260 multi-family units and 130 hotel rooms on approximately 233 developable acres.
          Flagler Plaza – Sunrise, FL
A 41-acre tract located in west Broward County. The property is entitled for 823,000 sq. ft. of office space. The site is master planned for three office buildings. Flagler is evaluating the property for future development. The first building of approximately 250,000 sq. ft. is in pre-development.
          Sevilla Building – Coral Gables, FL
A 45,000 sq. ft. office building located in Coral Gables, FL is currently under construction. Two-thirds of this building will be used as corporate office space for Flagler and FECI in Coral Gables. The remaining one-third of the completed building will be exchanged with the owner of the underlying land for a pro-rata condominium interest in that land. This building will not generate ongoing rental revenues for the Company and therefore is not included in the Flagler Development activity table.
          Burger King Headquarters Building (CM Lejeune LLLP) – Coral Gables, FL
At December 31, 2006 this project was 100% owned and consolidated by the Company. In January 2007, the Company entered into a joint venture with an affiliate of JPMorgan in which the Company now retains a 30% interest in the project. The venture purchased two acres of land on which to construct the 225,000 sq. ft. of office and 23,000 sq. ft. of retail space. At December 31, 2006 this building was in pre-development.
Joint Venture Properties Under Development:
     Consolidated Joint Ventures
          Downtown Doral (CM Doral Development Company LLC)
A venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. The Company has an interest in a partnership (Codina Doral Ltd.) with Armando Codina and his children, which holds a 50.1% interest in this venture. The land is currently entitled for

580,000 sq. ft. of office and retail space as well as entitlements for 2,840 residential units. At December 31, 2006, there was a 65,000 sq. ft. office building and two residential buildings, totaling 523,000 sq. ft. in pre-development.
     Unconsolidated Joint Ventures
          Beacon Lakes – West Dade, FL
AMB Codina Beacon Lakes LLC is owned 21.2% by the Company and 78.8% by an affiliate of AMB Properties. Within the Beacon Lakes development is included a proposed 120-unit warehouse condominium project on 57 acres, Beacon Village. Beacon Village is owned by Beacon Village LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties. The total 480-acre industrial park includes three completed industrial buildings totaling 605,000 sq. ft. Of these, one building totaling 192,000 sq. ft. was sold by the partnership to an affiliate of AMB Properties in December 2006. Of the remaining two buildings, one at 206,000 sq. ft. was in lease-up at December 31, 2006. Additionally, 2.5 acres of land was sold during the year from the park. There are also two industrial buildings totaling 292,000 sq. ft. and one warehouse condominium building at 53,000 sq. ft. under construction. Two industrial buildings totaling 379,000 sq. ft. and two warehouse condominium buildings totaling 88,000 sq. ft. are in pre-development. The park has entitlements for 5,749,000 sq. ft. of industrial, 14,000 sq. ft. of office and 75,000 sq. ft. of retail space.
          Flagler Corporate Center (Boca 54) – Boca Raton, FL
Boca 54 Land Associates LLC is owned 20% by the Company and 80% by an affiliate of TIAA – CREF. The venture owns a 55-acre land parcel. Flagler is developing Office Depot’s new 624,230 sq. ft. global headquarters. The headquarters complex will be on 29 acres within the 55-acre site. Occupancy is projected for the fourth quarter of 2008. The project has remaining entitlements of 317,000 sq. ft of office space.
Flagler’s land portfolio includes the following major land holdings:
100% Owned Properties:
          Cordova Palms (Lemberg North) & Lemberg South
The Cordova Palms site, located in St. Johns County along U.S. 1 between Jacksonville and St. Augustine, is comprised of 582 acres and will be bisected by the planned future State Road 313. The Company is pursuing the necessary governmental approvals for the development of a mixed-use project on the site. If successful, Flagler plans to develop 1,700 residential units, 100,000 sq. ft. of office, 600,000 sq. ft. of retail and 200,000 sq. ft. of industrial space. The Lemberg South site is 518 acres also located in St. Johns County near U.S. 1 between Jacksonville and St. Augustine, 133 acres of which are currently under conservation easement. The Company is evaluating the highest and best use of the remaining acreage at Lemberg South.
          Lakeland Central Park
Flagler is in the regulatory approval phase of the development of this site, which contains 386 developable acres. The property is situated just off Interstate 4 in Lakeland, which is between the Tampa and Orlando markets. Flagler is processing a Development of Regional Impact application for the project, which if successful, will provide entitlements for a mix of uses. The development plan includes 5.0 million sq. ft. of industrial, 650,000 sq. ft. of office and 225,000 sq. ft. of retail space. Additionally there would be 300 residential units and 125 hotel rooms.
          Fort Pierce K-4
A 320-acre tract is located in St. Lucie County at the southeast quadrant of the intersection of I-95 and the Florida Turnpike. The land use designation for the property is for mixed-use development, with 245 acres of the property presently zoned for heavy and light industrial uses. When market analysis reflects the proper demand for industrial use, the property could be developed as industrial zoned property. Various approvals from state, regional and local government entities will be required.
          Downtown Miami Lot
This 8.4-acre tract is located in downtown Miami fronting on NW First Avenue adjacent to the Miami Arena, the Stephen P. Clark county administration building and the recently completed federal courthouse. The future land-use designation and zoning of the property are for office/mixed-use. Flagler continues to evaluate the best method to develop the property.

          Beacon Commons
A 92-acre parcel located in Dade County on NW 74th Street between 97th and 107th Avenues in the city of Doral, Florida. The property is approved for mixed-use development. Flagler is currently evaluating the development plans for the site. The site could be developed with up to 200,000 sq. ft. of office space, 533,000 sq. ft. of retail, 282 multi-family units and 250 hotel rooms.
          Beacon Countyline
This 497-acre parcel is located in Dade County in the city of Hialeah, Florida. The city of Hialeah is currently pursuing including this parcel within the Urban Development Boundary (UDB). Once included in the UDB, Flagler intends to commence the Development of Regional Impact and zoning processes. Flagler intends to develop 4.4 million sq. ft. of industrial space, 1.2 million sq. ft. of office space and 380,000 sq. ft. of retail space at Beacon Countyline.
          Flagler Crossing (Miller Tract)
FECR owns approximately 62 developable acres west of the railroad right-of-way and fronting on the San Sebastian River in addition to Flagler’s 64 developable acre parcel at the Miller Tract, which fronts U.S. 1 at the northern boundary of the City of St. Augustine. Flagler is assisting the Railway in evaluating appropriate uses and in obtaining development approvals for this real estate. The 62-acre parcel has zoning approval in place for 248 multifamily residential units. During 2006, development rights were obtained for up to 640 multifamily residential units and 150,000 sq. ft. of retail development on the 64-acre parcel.
FECR Properties
     FECR also owns or has an interest in 1,455 acres of ancillary properties outside of the right-of-way, which are redundant to the Railway’s operating requirements, including several abandoned rail corridors containing 872 acres. FECR continues to evaluate these holdings and, when appropriate, engages in strategic activities (sales, development, etc.) Exclusive of operating rail yards, some of FECR’s land portfolio includes the following:
          Right-of-Way Corridors
The Company continues to hold an interest in several corridors, upon which rail service is not currently provided.
The Titusville Branch in Volusia and Brevard counties is approximately 35 miles in length and contains 450 acres. In addition, the Edgewater Branch extends from Edgewater to Maytown connecting with the Titusville Branch. This corridor is approximately 16 miles in length and contains 191 acres. The Company is negotiating an agreement to sell both of these corridors to the state of Florida.
The Wye parcel, originating at the former Maytown connection discussed above, contains 84 acres. The Company is negotiating an agreement to sell the Wye parcel to an adjacent owner.
A remaining 4.5-mile section of the Palatka Branch in Putnam County, containing 55 acres, that extend south from SR 207 in East Palatka, has been abandoned for a considerable period of time. The Company is evaluating alternative uses of the right-of-way and may offer it for sale.
A corridor extends south for approximately six miles from the Miami International Airport to a major metropolitan mall in Miami-Dade County. The northern portion of this corridor remains in rail service. In 2005, the southern five miles (containing 61 acres) were abandoned. While the Company continues to use the property for various operating purposes, it is evaluating alternative uses for the right-of-way.
          Lakeland Distribution Center (Key Safety)
This 117-acre site is located on County Line Road in Lakeland, Florida. Flagler is seeking permits to develop the site for industrial/warehouse uses of up to 1.1 million sq. ft. on approximately 60 developable acres.

          Cadillac Gage Property
This property is located in an industrial area fronting on Cidco Road in Cocoa, Florida. This 92-acre property has over 115,000 sq. ft. of existing warehouse space and approximately 50 acres of usable property on which additional industrial sites can be developed.
          Eyster Boulevard
This site is located in the City of Rockledge, south of Eyster Boulevard, and consists of 37 acres with approximately 1,290 ft. of frontage along Eyster Boulevard and over 2,600 ft. of rail frontage. A portion of the site has 330 ft. of frontage along Murrell Road. Approximately 27 acres were sold in 2006 to an industrial company that is required to construct an access road within the granted easement (3 acres). The road will provide access to the buyer’s parcel as well as the remainder of the property still owned by the Company. Approximately 20 acres are expected to be leased to a rail customer. The remaining 17 acres are expected to be developed or marketed for commercial and industrial uses.
          New Smyrna
This site is located on Route 44 in New Smyrna Beach along Florida’s east coast. The property includes undeveloped acreage and an active FECR locomotive repair shop. The undeveloped acreage offers a variety of uses and will require re-zoning to take advantage of alternative uses to its current industrial zoning.
Summary of FECI Land Holdings
The Company owned and managed 5,752 acres of land at year-end 2006, which included 641 acres on which buildings are located; 567 acres of developable land with entitlements, including the projects under development described in Item 1, Part I of this report; 3,089 acres of unentitled land, including the undeveloped properties described in Item 1, Part I of this report, and 1,455 acres held by FECR. These properties are held for lease, development and/or sale and are in fourteen counties of the state of Florida with 4,297 acres held by Flagler and 1,455 acres held by FECR. The land holdings held in unconsolidated joint ventures include 72 acres on which buildings are located and 286 acres of developable land with entitlements.
ITEM 3. LEGAL PROCEEDINGS
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the financial statements for the estimated liability that may result from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate, property management and bankruptcies.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. The Company has on-going groundwater treatment systems at its major yard facilities. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company participated, together with other parties (working group), in the remediation of a former waste oil disposal site in Jacksonville, Florida pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The construction phase was completed in 2006. The site will have on-going maintenance requirements for an extended period of time. The working group has pre-funded 100% of the expected maintenance costs. The Company does not anticipate any additional costs for this site.
The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. Consulting environmental and geotechnical engineering firms have evaluated the expected costs of closure. The expected cost of $24.2 million is included in other long-term liabilities as of December 31, 2006.

The Company monitors a small number of other sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the potentially responsible parties (PRPs), the Company does not expect to incur material additional costs, if any.
It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
              OF EQUITY SECURITIES
Price Range of Common Stock and Dividend Policy
The common stock of FECI is traded on the New York Stock Exchange with the symbol “FLA”. As of February 20, 2007, there were 1,501 holders of record of FECI’s common stock.
The following table shows the high and low sales prices and dividends per share by quarter for 2006 and 2005:

			Cash
			Dividends
Common Stock Price	High	Low	Paid
2006
Fourth Quarter
Common stock	$63.64	$56.18	$0.07
Third Quarter
Common stock	$58.67	$44.98	$0.07
Second Quarter
Common stock	$57.66	$48.55	$0.07
First Quarter
Common stock	$54.28	$41.86	$0.06

2005
Fourth Quarter
Common stock	$45.70	$40.55	$0.06
Third Quarter
Common stock	$48.49	$39.91	$0.06
Second Quarter
Common stock	$44.10	$38.90	$0.06
First Quarter
Common stock	$45.50	$40.50	$0.05
The Company pays quarterly cash dividends on its outstanding shares of common stock. The Company currently expects to continue paying quarterly cash dividends in an amount at least equal to the dividends paid in 2006; however, the determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors. The closing price of the common stock was $64.01 as of February 20, 2007.

Securities Authorized for Issuance under Equity Compensation Plan

			Number of Securities Remaining
	Number of Securities to be	Weighted Average	Available for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	271,993	$32.84	2,617,095 (1)
Equity compensation plans not approved by security holders	288,518 (2)	—	—

Total	560,511	$32.84	2,617,095

(1)	As of December 31, 2006, includes 1,903,680 shares available for future issuance under the Florida East Coast Industries, Inc. 2002 Stock Incentive Plan, as amended and restated effective June 2, 2005, and 715,834 shares reserved for issuance under the Florida East Coast Industries, Inc. Employee Stock Purchase Plan.

(2)	These shares are restricted stock issued to Codina Group employees upon their employment with the Company.
The following graph and table compares the cumulative 5-year total return provided shareholders on Florida East Coast Industries, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, the Russell 3000 index, the NAREIT Equity index and the S & P 1500 Railroads. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and in each index on December 31, 2001 and its relative performance is tracked through December 31, 2006.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS *
Among Florida East Coast Industries, Inc., the Russell 2000 Index, the Russell 3000 Index,
the NAREIT Equity Index and the S&P 1500 Railroads
* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends
FISCAL YEAR ENDING DECEMBER 31, *

	2001	2002	2003	2004	2005	2006
Florida East Coast Industries, Inc.	100.00	100.64	151.41	207.31	195.80	276.83
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
NAREIT Equity	100.00	103.82	142.37	187.33	210.12	283.78
S & P 1500 Railroads	100.00	98.44	120.33	150.52	199.99	229.87

On April 27, 2006, the Company acquired privately held Codina Group and certain related property interests. Equity, which includes that was issued in the transaction included approximately 3.3 million shares of common equity to the contributors, 1,295,399 shares of which are contingent upon the achievement of certain value-based milestones and 288,518 shares to certain Codina Group employees. Through December 31, 2006, 282,633 shares of contingent equity had been earned and issued. In addition, up to $29.2 million of common stock may be issued in connection with partnership distributions related to the Downtown Doral joint venture. Mr. Codina and family members are eligible to earn the common stock after Flagler earns 9% on capital contributed to the partnership.
The shares issued to date have been treasury shares that were held by the Company. Exclusive of the restricted stock issued to certain Codina Group employees, which has been registered on Form S-8, the shares issued in the transaction are unregistered. The shares may not be sold or transferred for periods ranging from one to five years after the closing.
The Company has a repurchase program for up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. The following table sets forth the total repurchases, including those made and not made pursuant to the $40 million repurchase program for the three months ended December 31, 2006:

			Average Price	Total Number of Shares	Maximum Amount of
			Paid Per Share	Purchased as Part of Publicly	Value that may yet be
	Total Number of		(including	Announced Plans or	Purchased under the
	Shares Purchased		commissions)	Programs	Plans or Programs
October	348	(1)	$57.08	—	$37,711,048
November	—		—	—	$37,711,048
December	132	(1)	$61.64	—	$37,711,048

(1)	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of income for each of the five years in the period ended December 31, 2006, and with respect to the consolidated balance sheets for the same periods are derived from the consolidated financial statements. This selected financial data should be read in conjunction with Part II, Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and 8 (Financial Statements and Supplementary Data) included elsewhere herein. Income statement data, discontinued operations and earnings per share results for all years have been reclassified to treat the Company’s former telecommunication (EPIK) and trucking (FLX) operations as well as certain Flagler buildings as discontinued operations, consistent with the 2006 presentation. See Note 5 to the Financial Statements in Part II, Item 8 below for additional discussion. Included in 2002 discontinued operations is the impairment of certain telecommunications assets.

	Years Ended December 31
(dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
Income Statement Data
Operating revenues (1)	458,202	362,346	378,187	338,264	300,515
Operating expenses (1)	(367,761)	(280,083)	(247,955)	(264,554)	(210,773)

Operating profit	90,441	82,263	130,232	73,710	89,742

Loss from investment in unconsolidated joint ventures	(970)	—	—	—	—
Minority interest	81	—	—	—	—
Interest income	1,565	1,659	1,124	946	425
Interest expense	(20,378)	(20,105)	(16,671)	(17,056)	(19,602)
Gain on sale of asset	4,787	—	—	—	—
Other income	11,478	14,555	13,023	9,544	10,803

Income before income taxes	87,004	78,372	127,708	67,144	81,368
Provision for income taxes	(29,598)	(29,006)	(49,806)	(25,851)	(31,327)

Income from continuing operations	57,406	49,366	77,902	41,293	50,041

Discontinued Operations
Income (loss) from operation of discontinued operations (net of taxes) (see details following)	—	—	106	(173)	(168,615)
Gain on disposition of discontinued operations (net of taxes)	5,713	—	2,590	2,104	10,823

Income (loss) from discontinued operations	5,713	—	2,696	1,931	(157,792)

Net income (loss)	63,119	49,366	80,598	43,224	(107,751)

Earnings Per Share
Income from continuing operations – basic	$1.67	$1.53	$2.25	$1.13	$1.37
Income from continuing operations – diluted	$1.66	$1.52	$2.21	$1.12	$1.36
Loss from operation of discontinued operations – basic	—	—	—	$(0.01)	$(4.63)
Loss from operation of discontinued operations – diluted	—	—	—	$(0.01)	$(4.60)
Gain on disposition of discontinued operations – basic & diluted	$0.17	—	$0.08	$0.06	$0.30

Net income (loss) – basic	$1.84	$1.53	$2.33	$1.18	$(2.96)
Net income (loss) – diluted	$1.83	$1.52	$2.29	$1.17	$(2.94)

Weighted-average shares – basic (in thousands)	34,380	32,281	34,530	36,502	36,446

Weighted-average shares – diluted (in thousands)	34,533	32,584	35,217	36,865	36,635

Cash dividends declared on common stock	9,489	7,518	6,498	60,453	3,658

Cash dividends declared per share on common stock	$0.27	$0.23	$0.19	$1.645	$0.10

(1)	Includes costs and recoveries associated with hurricane related damage. See Items 7 & 8 for breakout and discussion of these costs and recoveries.

	Years Ended December 31
(dollars in thousands)	2006	2005	2004	2003	2002
Balance Sheet Data
Total assets	1,394,826	1,137,744	1,063,193	1,008,350	1,051,236
Cash and cash equivalents	5,096	75,990	126,166	125,057	83,872
Restricted Cash	424	—	—	—	—
Properties, less accumulated depreciation	1,179,641	955,395	853,458	814,683	795,650
Long-term debt	328,638	332,760	338,065	238,305	294,143
Shareholders’ equity	713,236	538,162	464,926	558,133	573,316
Details of certain Flagler buildings’ income (loss) from operation of discontinued operations are provided in the following tables:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004	2003	2002
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	—	718	2,030	4,133
Flagler realty rental expenses	—	—	545	2,540	2,440

Operating income	—	—	173	(510)	1,693
Interest income	—	—	—	43	73

Income before income taxes	—	—	173	(467)	1,766
Income taxes	—	—	(67)	180	(680)

Income from operation of discontinued operations	—	—	106	(287)	1,086

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis should be read in conjunction with Part II, Item 8; Financial Statements, Part I, Item 1, Business; and Part I, Item 2, Properties, included elsewhere herein. The following discussion contains forward-looking statements (see cautionary statement at the front of this report). The Company’s actual results may differ significantly from those projected in the forward-looking statements.
GENERAL OVERVIEW
FECI is a holding company engaged in the rail and real estate businesses.
The Company’s assets and operations are located in Florida. Consequently, the Company’s performance is significantly affected by the general health of the Florida economy, while more broadly affected by the national economy, and international economies, including the Caribbean, South America and Asia.
The Company generates rail-operating revenues primarily from the movement of freight in both conventional freight cars and intermodal shipments of containers and trailers on flatcars. Starting in November of 2002, FECR began certain drayage operations for intermodal shipments (drayage is the movement of containers or trailers by truck to and from a rail yard). Freight and drayage revenues are recorded as freight moves from origin to destination. Modest non-freight operating revenues are derived from demurrage and detention (equipment per diem paid by customers), switching, weighing, special train and other transportation services. The Company has one railroad customer that accounted for approximately 20%, 20% and 21% of the railroad’s freight revenues in 2006, 2005 and 2004, respectively. The Company does not believe that this customer will cease to be a rail shipper, or will significantly decrease its freight volume in the near future other than normal economic changes and any impact from the Lake Belt ruling (see also Part I, Item 1A; “Risk Factors” for discussion regarding mining permits). FECR’s top five customers accounted for approximately 41%, 42%, and 43% of its 2006, 2005 and 2004, respectively, freight revenues. While FECR may compete directly with certain of its connecting rail carriers, broader rail industry issues like service reliability, shipper satisfaction and government regulation can also affect FECR revenues. Additionally, broader transportation industry issues associated with motor carriers, ships, barges and ports can affect transportation logistics and patterns, which influence rail shipments and freight revenues. In addition, consolidation within an industry served by the Railway, such as the aggregate industry can affect rail volume.
The Company’s rail expenses consist of salaries and wages (approximately 70% of FECR’s work force is covered by collective bargaining agreements, which were amended in 2005, with terms ranging from three to five years), related payroll taxes and employee benefits, depreciation (primarily reflecting FECR’s capital requirements for maintaining the current operations), insurance and casualty claim expense, diesel fuel, car hire (generally, a net rent credit received from others utilizing FECR’s car fleet less rents paid by FECR to use foreign equipment), property taxes, materials and supplies, purchased services and other expenses. Many of the Railway’s operating expenses are of a relatively fixed nature, and do not increase or decrease proportionately with increases or decreases in operating revenues unless the Company’s management takes specific actions to restructure the Company’s operations. The Company experiences increases/decreases in fuel costs as the price of diesel fuel fluctuates in the market.
The Company’s real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company’s real estate business has a large portfolio of income-producing properties expected to provide reasonably stable operating results from a large and diverse customer base, the Company’s real estate earnings may be significantly affected from period to period by the nature and timing of sales of developed property and non-core real estate assets as well as market conditions that tighten competition for tenants. Acquisitions may also significantly affect the comparability of operating results period to period due to the immediate impact from the addition of income-producing developed operating properties like acquisitions utilizing tax-deferred net land sales proceeds as was the case in 2005 and the Codina acquisition in 2006. Additionally, certain significant expenditures (including capital for maintaining or providing infrastructure to the properties) may fluctuate significantly over time. The Company invests in joint ventures in which it does not hold a controlling interest. These investments involve risks that do not exist with properties in which the Company owns a controlling interest, including the possibility that partners may, at any time, have business, economic or other objectives that are inconsistent with the Company’s objectives. In instances where the Company lacks a controlling interest, the partners may be in a position to require action that is contrary to the Company’s objectives. While FECI seeks to negotiate the terms of these joint ventures in a way that secures the Company’s ability to act in its best interests, there can be no assurance that those terms will be sufficient to fully protect the Company against actions contrary to the Company’s interests. If the objectives of the Company’s partners are inconsistent with FECI’s, the Company may not in every case be able to act exclusively in FECI’s interests.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. During the second and fourth quarters 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
Flagler has a portfolio of land, which includes land held for future development (entitled and unentitled), surplus land, some of which is under contract or held for sale, and land located in the business parks that is under the existing buildings (641 acres) or undevelopable. With the addition of developable properties from the Codina acquisition, the pace of development is expected to increase over the next five to ten years. The Company’s determination to develop or sell property is based on market conditions. Flagler holds approximately 22.7 acres of entitled land, which is under contract for sale and expected to be sold during 2007.
Real estate operating revenues are generated from (i) realty rental agreements on its office and industrial portfolio of buildings, as well as rents on its land holdings, (ii) realty sales of land and/or buildings and (iii) construction, development, brokerage and property management services provided to customers.
Real estate operating expenses include costs of managing its office and industrial properties, costs associated with providing services to customers, including costs of constructed assets, and costs associated with land (including holding costs) and building sales. The Company incurs property management expenses, such as building maintenance, leasing costs and property taxes, beginning when buildings are completed and placed in the Company’s inventory of leasable properties. The Company sells certain real estate holdings when the return on such sales is considered advantageous, causing fluctuations in costs of real estate sales based on the basis in the properties sold, timing, and significance of such dispositions.

FECR owns or has an interest in approximately 1,455 acres of land that is held for lease, development and/or sale, including several rail corridors (872 acres) that are abandoned. FECR continues to evaluate the appropriate uses for the remaining land. The abandoned corridors include approximately fifty miles of rail lines in East Central Florida, which the Company expects to sell to the state of Florida for recreational purposes, and an additional 4.5 miles in Palatka, Florida. FECR owns an additional abandoned rail corridor, approximately five miles, in Miami, Florida. While the Company continues to use the property for various operating purposes, it is evaluating alternative uses of the right-of-way.
Passive revenues are generated from leases and licenses of railroad right-of-way to telecommunication and other companies for the installation of fiber optic, utilities, and other conduits, and additional uses of the right-of-way (e.g., signboards) and one-time income associated with the sale of air rights and related surface and sub-surface easements and licenses on the right-of-way. These revenues, along with their associated expenses, are recorded net in “other income”.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash generated by operating activities was $106.6 million, $84.9 million and $72.3 million in the years ended December 31, 2006, 2005 and 2004, respectively. The year-to-year (2006 versus 2005) fluctuation in net cash generated by operating activities primarily reflects the gain on involuntary conversion due to Hurricane Wilma as well as increased cash earnings from operations adjusted by the effect of changes in working capital and certain non-cash items. The 2005 to 2004 year-to-year fluctuation in net cash generated by operating activities, primarily reflect increased cash earnings from operations impacted by the effect of changes in working capital and certain non-cash items.
During the years ended December 31, 2006, 2005 and 2004, cash flows (used in) provided by investing activities were $(145.7) million, $(139.6) million and $10.0 million, respectively. Investing activities for the year ended December 31, 2006 included $65.8 million for the acquisition of Codina Group, Inc. and related interests, net of cash acquired, $3.3 million for a Hurricane Wilma related insurance settlement, and $11.6 million invested in unconsolidated joint ventures, net of distributions. Investing activities for 2005 and 2004 represent primarily costs of development and purchases of properties (including the purchase of $78.5 million in 2005 for buildings and land partially with §1031 funds), offset by proceeds from the disposition of assets (mostly buildings and land). Proceeds from asset sales were $71.3 million, $35.2 million and $121.5 million in 2006, 2005 and 2004, respectively.
During the years ended December 31, 2006, 2005, and 2004, the Company invested approximately $107 million, $133 million and $80 million, respectively, at Flagler. The increase in 2005 primarily relates to the purchase of two office buildings in the first quarter 2005 by Flagler and FECR using §1031 proceeds, totaling $60.6 million. Flagler’s 2006 capital expenditures reflect a total of $25 million for land acquisitions, $70 million for new development and $12 million for improvements to current buildings.
Capital investment at Flagler for 2007 (including investments in joint ventures), before any land acquisitions is expected to be between $90 million and $115 million which includes $80 million to $100 million for new development and $10 million to $15 million for improvements to current buildings.
For the years ended December 31, 2006, 2005 and 2004, the Company’s capital investments at FECR were approximately $45 million, $39 million and $30 million, respectively. The increase in 2006 primarily relates to the construction of 6.1 miles of new double track and the rehabilitation of 5.9 miles of track from Indian River south to north Frontenac for $7.1 million. Capital investments at FECR for 2007 are expected to be between $42 million and $47 million before the purchase of any strategic land parcels to be inventoried for future Railway customers.
Net cash (used in) provided by financing activities was $(31.7) million, $4.5 million and $(81.1) million in the years ended December 31, 2006, 2005 and 2004, respectively. Financing activities for 2006 include the repayment of debt acquired in the Codina acquisition ($30.1 million), increased dividend payments, and decreased proceeds from the exercise of stock options. Financing activities for 2005 included payments for the purchase of common stock, increased mortgage debt payments at Flagler, and increased dividend payments, offset by proceeds from the exercise of stock options. Cash used in 2004 financing activities included proceeds from the issuance of $105 million seven-year non-recourse mortgage notes offset by the purchase of 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for approximately $191 million.

Off-Balance Sheet Arrangements
The Company and its subsidiaries have entered into operating leases and other commercial commitments (see also, the discussion of Debt and Other Commitments in Note 17 of Part II, Item 8 of the consolidated financial statements) that are disclosed in the next section, “Contractual Obligations and Commercial Commitments”.
Contractual Obligations and Commercial Commitments
Contractual Obligations
Payments due by Period
(dollars in thousands)

		Less
Contractual Cash Obligations		than 1			After 5
At December 31, 2006	Total	year	2-3 years	4-5 years	years

Long-term debt obligations (2)	419,599	27,916	126,889	264,794	—
Capital lease obligations	539	184	355	—	—
Operating lease obligations	50,324	5,095	4,340	2,712	38,177
Purchase obligations (1)	8,949	7,931	1,018	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total contractual cash obligations	479,411	41,126	132,602	267,506	38,177

(1)	Unconditional purchase obligations at December 31, 2006 consisted of outstanding forward purchase agreements for diesel fuel at FECR and various purchase agreements.

(2)	Includes payments of principal and interest.
The Company’s principal operating lease obligation is a 99 year ground lease of real property in Coral Gables, Florida assumed in the Codina acquisition upon which the Company is constructing an office building which will be used by Flagler and FECI. One-third of the building will be owned and occupied by a bank. Future minimum payments under the lease are $0.4 million in 2007 and would be $34.3 million in total. Subsequent to year-end, the Company exercised its option to terminate the ground lease for the land under the Sevilla building by exchanging a condominium interest in one-third of the building with the bank in exchange for a two-thirds condominium interest in the underlying land. If not terminated, this ground lease accounted for $34.3 million of the operating lease obligations shown above of which $32.6 million is due in 2012 and beyond.
Amount of Commitments
Expiration per Period
(dollars in thousands)

	Total	Less
Other Commercial Commitments	Amounts	than 1			Over 5
at December 31, 2006	Committed	year	2-3 years	4-5 years	years

Lines of credit	—	—	—	—	—
Standby letters of credit (1)	2,588	600	1,988	—	—
Guarantees	5,136	5,136	—	—	—
Other commercial commitments	62,918	62,168	750	—	—

Total commercial commitments	70,642	67,904	2,738	—	—

(1)	Excludes letters of credit for AMB Codina Lakes, LLC (a Codina joint venture with AMB Properties in West Dade) in the amounts of $338,387 and $433,218 with expirations of less than one year and 2-3 years, respectively.
At December 31, 2006, the standby letters of credit were primarily for construction commitments related to building and infrastructure projects at Flagler’s project locations and to cover deductibles related to insurance policies. Other commercial commitments primarily include amounts committed to customers and vendors for construction projects, which will be incurred and paid as performed at 100% owned developments.
The Company owns interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Beacon Lakes (AMB Codina Beacon Lakes, LLC), has debt outstanding of $30.9 million as of December 31, 2006 consisting of $19.7 million on a $35 million construction revolver with Wells Fargo Bank, and $11.2 million on a $22.3 million land and construction loan from AMB Properties LP. In addition there is $0.8 million in various letters of credit outstanding. The Company has guaranteed $5.2 million of the combined debt and outstanding letters of credit. The $35 million construction revolver has a maturity of October 2007 with one one-year extension remaining. The $22.3 million land and construction loan has a maturity of April 2007 with one one-year extension. The letters of credit carry various maturity dates. Additionally, the Beacon Lakes project includes the Beacon Lakes Community Development District (CDD). This CDD has financing outstanding of $53.6 million from special assessment bonds (series 2003A) carrying an interest rate of 6.9% and a maturity date of May 2035. Additional discussion of these entities can be found in Note 6, “Investments in Joint Ventures”, of the Consolidated Financial Statements located elsewhere in this report.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net income	63,119	49,366	80,598
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	59,658	55,477	48,769
Gain on involuntary conversion, due to Hurricane Wilma	(1,913)	—	—
Gain on disposition of properties, including those discontinued	(30,113)	(25,351)	(93,265)
Tax benefit associated with equity based compensation	—	5,261	4,056
Deferred taxes	8,019	7,438	48,052
Stock compensation expense (Note 13)	12,667	9,900	4,819
Changes in operating assets and liabilities:
Accounts receivable	2,276	(3,297)	(8,836)
Prepaid expenses	(5,748)	(2,012)	206
Materials and supplies	(1,305)	(2,018)	(219)
Straight line rent	(2,498)	(6,488)	(5,604)
Prepaid commissions	(7,307)	(5,448)	(1,172)
Other assets and deferred charges	2,877	(201)	(8,224)
Accounts payable	(1,700)	1,194	17,356
Taxes payable	(2,246)	2,201	(8,335)
Income tax refund	—	2,800	—
Other current liabilities	11,207	(2,915)	(7,494)
Other long-term liabilities	(402)	(1,013)	1,548

Net cash generated by operating activities	106,591	84,894	72,255

Cash Flows from Investing Activities
Purchases of properties and equipment, net of accrued capital expenditures
of $8,576 in 2006	(144,329)	(174,752)	(111,551)
Acquisition of Codina Group Inc. and related interests, net of cash acquired	(65,844)	—	—
Investment in unconsolidated real estate joint ventures	(14,403)	—	—
Distributions from unconsolidated joint ventures	2,840	—	—
Decrease in restricted cash	1,382	—	—
Proceeds from hurricane related insurance settlement	3,343	—	—
Proceeds from disposition of assets, including those discontinued	71,271	35,202	121,537

Net cash (used in)/provided by investing activities	(145,740)	(139,550)	9,986

Cash Flows from Financing Activities
Borrowings from long term debt (Note 17)	389	—	105,000
Payment of mortgage debt	(5,199)	(4,896)	(3,289)
Payment of acquired debt	(30,117)	—	—
Payment of dividends	(9,489)	(7,518)	(6,498)
Proceeds from exercise of options	10,550	21,594	16,674
Tax benefit associated with equity based compensation	3,213	—	—
Stock repurchase program payments (Note 17)	—	(2,289)	(191,126)
Purchase of common stock	(2,447)	(2,411)	(1,893)
Investment by minority interest	1,355	—	—

Net cash (used in)/provided by financing activities	(31,745)	4,480	(81,132)

Net (Decrease) Increase in Cash and Cash Equivalents	(70,894)	(50,176)	1,109
Cash and Cash Equivalents at Beginning of Period	75,990	126,166	125,057

Cash and Cash Equivalents at End of Period	5,096	75,990	126,166

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	22,719	11,500	4,700

Cash paid for interest	22,825	22,320	19,252

(Prior year results have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements.

Supplemental Schedule on Non-Cash Investing and Financing Activities
The Company purchased Codina and related interests for combined equity and cash consideration of $147.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,193
Acquisition transaction costs	5,656
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,501)

Liabilities assumed	103,936

(1)	Reconciliation to Statements of Cash Flows

Cash paid for acquired Company	71,501
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,844

On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.41 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2006, there were no borrowings outstanding on this facility.
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. During the second and fourth quarters 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
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
On October 16, 2006 the Company amended its existing credit agreement to allow the execution of a forbearance agreement/guarantee of repair by Flagler Development Company. The forbearance agreement was related to a windstorm coverage requirement under the Company’s mortgage debt agreements.
On January 25, 2007, the Company amended its existing credit agreement to allow performance bonds and performance and completion guarantees, issued in the normal course of business which may be required in the Company’s role as development partner and/or general contractor in several joint ventures and for third party work, to be excluded from the definition of traditional guarantees and to establish a cap on the total dollars that would be permitted.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at December 31, 2006 was $1.4 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
Results of Operations for 2006 compared to 2005 and 2005 compared to 2004
Discussions are based on segment information – see Note 10 included in Item 8 of this report.
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
The Railway (Railway segment) incurred approximately $3.6 million of total hurricane costs related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds for hurricanes experienced in 2005. The Railway estimates that it will incur an additional $0.1 million of incremental hurricane costs, which are expected to be covered by insurance. The Railway received $5.9 million in insurance claim recoveries during 2006 related to utility service interruption ($3.7 million) and recovery of physical damage and extra expense incurred ($2.2 million). The Company also received an insurance recovery of $0.2 million in 2006 for Railway real estate asset physical damage and extra expense incurred related to the 2005 hurricanes.
Several of Flagler Development Group’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) was $7.5 million, of which approximately $3.9 million has been recovered from insurance to offset expenses and to replace damaged assets. Approximately $0.7 million is expected to be recovered from tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2006 and December 31, 2005. However, in an effort to provide a more complete accounting for the cost of the hurricane damages, management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the year ended 2006 and since the hurricanes affected the Company.

2005 and 2006 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery)	in 2006	since inception
Railway
Operating expenses (Hurricane Costs)	3,696	990	3,596
Hurricane recoveries (net) (1)	(997)	(380)	(997)
Insurance recovery – Physical damage and extra expenses	(2,302)	(2,202)	(2,202)
Utility service interruption insurance settlement	(3,732)	(3,732)	(3,732)

Hurricane recoveries, net of expenses	(3,335)	(5,324)	(3,335)

Railway Realty Rental
Operating expenses (Hurricane Costs)	461	177	461
Insurance recovery – Physical damage	(195)	(195)	(195)

Hurricane recoveries, net of expenses	266	(18)	266

Flagler
Flagler CAM recoveries associated with Hurricane	(680)	(337)	(680)
Capital expenditures (Properties)	6,060	5,781	6,060

Operating expenses (Hurricane Costs)	1,418	646	1,418
Asset write-off due to replacement (2)	1,937	1,750	1,937
Insurance proceeds	(3,862)	(3,862)	(3,862)

Hurricane recoveries, net of expenses	(507)	(1,466)	(507)

(1)	Hurricane recoveries (net) represent amounts recovered from various municipalities located along the Railway’s right-of-way and other governmental authorities for reimbursement for operation of rail crossings during the outage and for related repairs of those crossings.

(2)	Represents assets (primarily roofs) most of which have been replaced during 2006 and their related write-off of remaining net book value.
Railway
The Railway revenues increased $26.2 million, or 11.0% in 2006 resulting from higher pricing, fuel surcharges, higher volumes and the impact of Hurricane Wilma, which occurred in October 2005. Approximately 39% of this increase was due to higher fuel surcharge amounts. Volumes were up 2.8% from 2005 with the majority of this increase represented by the intermodal business. Higher levels of aggregate were transported during 2006 and 2005 in support of the Florida construction industry. The Florida construction industry experienced a softening in the second half of 2006, which contributes to a 7.3% decrease in Railway revenues from the first half of 2006 compared to the second half of 2006. The decline in aggregate traffic is expected to continue into 2007 due to the residential construction industry projections. The intermodal business continues to be strong as evidenced by a 15.1% increase in revenues over 2005 although the growth in the second half of 2006 moderated from the growth experienced in the first six months of 2006. Leading the way is the growth of our local intermodal business with increased business in our international, retail and motor carrier segments. The “Hurricane Train” service, an Atlanta based intermodal service introduced in 2001, also contributed to the increased revenues. Continuing investments were made in 2006 and 2005 in both operational and human capital to enhance customer service, productivity and safety while controlling costs. During 2006 and 2005, the Company reinvested approximately $45 million and $39 million, respectively, of capital in equipment, land, improved physical plant and new technologies at the Railway including $7.1 million for construction of 6.1 miles of double track and the rehabilitation of 5.9 miles of track from Indian River City to Frontenac to meet increases in demand and maintain the fluidity and operating efficiency of the Railway.

RAILWAY OPERATING RESULTS
(dollars in thousands)

	Years Ended December 31
	2006	2005	2004
Railway segment’s operating revenues	264,093	237,870	200,762
Railway segment’s operating expenses	185,622	174,141	153,436

Railway segment’s operating profit	78,471	63,729	47,326

Railway segment’s operating ratio	70.3%	73.2%	76.4%
TRAFFIC
Years Ended December 31
(dollars and units in thousands)

	2006	2005	2004	2006	2005	2004
Commodity	Units	Units	Units	Revenues	Revenues	Revenues
Rail carloads
Crushed stone (aggregate)	145.1	140.3	127.2	76,468	69,897	60,271
Construction materials	7.2	7.2	5.7	5,766	5,333	3,827
Vehicles	22.2	23.5	22.2	20,059	19,025	17,577
Foodstuffs & kindred	13.4	13.7	12.5	12,611	11,972	9,922
Chemicals & distillants	3.4	3.5	3.7	4,988	4,489	4,367
Paper & lumber	7.0	7.4	5.6	8,050	8,092	6,162
Other	14.0	15.0	14.1	11,422	10,486	8,592

Total carload	212.3	210.6	191.0	139,364	129,294	110,718
Intermodal	322.2	309.3	283.3	118,584	103,008	86,379

Total freight units/revenues	534.5	519.9	474.3	257,948	232,302	197,097
Ancillary revenue	—	—	—	6,145	5,568	3,665

Railway segment revenue	—	—	—	264,093	237,870	200,762

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Years Ended December 31
	2006	2005	2004
Compensation & benefits	62,769	58,714	54,775
Fuel	31,867	25,117	16,273
Equipment rents (net)	4,238	4,290	3,315
Car hire (net)	(169)	(1,954)	(2,818)
Depreciation	22,430	21,820	20,167
Purchased services	10,926	9,786	9,793
Repairs billed to/by others (net)	(4,105)	(3,690)	(3,454)
Load/unload	9,550	9,188	8,009
Casualty & insurance	4,328	5,352	6,212
Property taxes	6,170	5,797	5,565
Materials	13,556	12,487	10,220
General & administrative expenses	9,099	8,167	8,724
Outside contractor delivery costs	16,847	14,376	11,651
Other (1)	1,848	4,691	5,004
Utility service interruption insurance settlement	(3,732)	—	—

Total operating expenses	185,622	174,141	153,436

(1)	2006 includes $1.0 million of hurricane costs and $2.6 million of hurricane recoveries (net). 2005 included $2.0 million of hurricane costs (net).

Revenues – 2006 versus 2005
Railway segment revenues increased $26.2 million to $264.1 million in 2006 from $237.9 million in 2005. Included in the revenue for the years ended December 31, 2006 and 2005, respectively, is $23.3 million and $13.2 million in fuel surcharges for increased fuel prices; a net increase of $10.1 million. The fuel surcharge increase is driven in part by additional customers paying a fuel surcharge in 2006 and a change to the fuel surcharge policy the Railway implemented effective September 1, 2005. This change more accurately reflects the increasing fuel prices in the Railway’s freight pricing over the long run. The Railway incurred one day of no traffic and thirteen days of limited traffic in fourth quarter 2005 resulting from Hurricane Wilma resulting in lower fourth quarter 2005 revenues.
Carload revenues increased $10.1 million (Rate/Mix increase — $9.0 million; Volume increase — $1.1 million) over 2005 levels. Aggregate revenue increased $6.6 million in 2006 over 2005 and was driven by rate/mix — $4.2 million and volume — $2.4 million. The increase in demand was driven by the Florida construction market in the first half of the year. As a result of a decline in the Florida residential construction activity in the second half of 2006, the Railway experienced a decline in shipments from its aggregate customers compared to 2005. To offset this decline in volume, the Railway’s customers are shifting their sales and marketing efforts from the residential construction market into the commercial and public infrastructure markets. This shift may replace some of the aggregate lost due to the slow-down in the residential construction market although timing is uncertain. Vehicle revenue increased $1.0 million (Rate/Mix increase — $2.0 million; Volume decrease — $1.0 million). The volume decrease was driven by the decline of domestic manufacturers’ shipments, which was partially offset by an increase in shipments of foreign manufactures. Foodstuffs and Kindred products increased $0.6 million due to a rate/mix increase of $0.9 million, offset by a 2.2% decline in volume ($0.3 million) due to the loss of one customer. Chemical and distillants revenue increased $0.5 million primarily due to price/mix. Other revenue increased $0.9 million mainly due to the following commodities: waste & scrap materials – increased $0.8 million mainly due to the addition of a customer in September, 2005; hazardous material – increased $0.4 million primarily due to rate/mix; and primary metal products – decreased $0.4 million mainly due to a 17% volume reduction. Various other commodities make up the remaining $0.1 million increase in other revenues.
Intermodal revenue increased $15.6 million (Rate/Mix increase — $11.3 million; Volume increase - $4.3 million) to $118.6 million in 2006 from $103.0 million in 2005, an increase of 15.1%. Leading this increase was higher pricing on the Railway’s intermodal business and dray services, increased fuel surcharges and the added volumes of local traffic due to increased demand in the international shipper, retail carrier and motor carrier segments.
Revenues – 2005 versus 2004
Railway segment revenues increased $37.1 million to $237.9 million in 2005 from $200.8 million in 2004. Carload revenues increased $18.6 million (Rate/Mix — $7.3 million; Volume — $11.3 million) over 2004 levels, which was driven by record levels of traffic. Aggregate revenue increased $9.6 million in 2005 over 2004 mainly due to the continued demand in the Florida construction market. Foodstuffs and Kindred products increased $2.1 million due to growth in the existing customer base as well as the addition of a new customer. Hurricane relief products continued to be shipped during the year 2005 as evidenced by the increased revenues ($1.5 million and $1.9 million) in both Construction Materials and Paper and Lumber commodities, respectively. Vehicles increased $1.4 million mainly due to volume. Intermodal revenues increased $16.6 million (Rate/Mix — $8.7 million; Volume — $7.9 million) in 2005 over 2004. Leading this increase was the local intermodal business and dray services. The local intermodal business growth was mainly attributed to retail customers, international shippers and parcel LTL carriers. Included in revenues for the years ending December 31, 2005 and 2004, respectively, is $13.2 million and $4.6 million of fuel surcharges for increased fuel prices. The variance in fuel surcharges year over year of $8.6 million is included in the Rate/Mix variance above. The Company changed its fuel policy effective September 1, 2005 to more accurately match increasing fuel prices to fuel surcharges passed on to our customers. The year to date impact of the policy change is estimated at $0.8 million in additional fuel surcharge revenue. FECR incurred one day with no traffic and thirteen days of limited traffic in fourth quarter 2005 due to Hurricane Wilma.
Expenses – 2006 versus 2005
Operating expenses increased $11.5 million to $185.6 million in 2006 compared to $174.1 million in 2005. Reducing 2006 operating expenses are $1.6 million of insurance recoveries, net of related extra expenses incurred (included in other expense) and a $3.7 million utility service interruption insurance settlement, related to Hurricane Wilma. The utility service interruption insurance settlement is the impact of lost revenue offset by variable operating costs not incurred due to the Hurricane. Operating expenses in 2005 included $2.0 million of Hurricane Wilma related extra expenses incurred (net of 2005 recoveries). Railway operating expenses before the net hurricane recoveries increased $18.8 million to $190.9 million. Compensation and Benefits increased $4.1 million mainly due to general wage increases, variable compensation expenses (stock compensation costs and bonus), the labor mix of hours worked on capital projects versus operating projects and $0.6 million of increased transportation labor due to increased volumes. Fuel increased $6.8 million (Price increase — $6.4 million; Volume increase - $0.4 million). This increase in fuel expense is offset by fuel surcharges included in revenue. Car hire is the net of rents received from foreign rail carriers while the Railway’s owned/leased car fleet is on foreign lines offset by rents paid to foreign rail carriers while their car fleet is on the Railway’s line. Car hire (net) increased $1.8 million in 2006 due to the reduction of the Railway’s 89 ft intermodal flatcar fleet that is obsolete and fewer rent producing cars being in service in 2006 versus 2005 due to a repair call on certain cars. Also adding to this increase is an increased usage of foreign rail cars on our railway, offset by decreased foreign rail trailers used on line. Purchased services increased $1.1 million due to increased cost of mowing the right of way, additional spot undercutting in 2006 to eliminate mud from rains, tie disposal performed in 2006, locomotive repairs being performed by an outside vendor due to increased locomotive fleet, and amortization of freight incurred on the new all purpose revenue share cars put in service in the second quarter of 2005. Casualty & insurance expense decreased $1.0 million as a result of improved claims experience. Materials increased $1.1 million due to increased price for wheel replacements, increased foreign car repairs, and increased hopper and locomotive fleets. This was partially offset by the decrease in Repairs to/by Others of $0.4 million. Outside contractor delivery costs increased $2.5 million in 2006 over 2005 due to increased drayage business and increased costs for driver services. Included in other expense for the year ended December 31, 2006 is $0.5 million of additional expenses, net of estimated insurance recovery, for a mainline derailment that occurred on August 22, 2006 in Ft. Lauderdale, Florida and $0.2 million for a smaller derailment that occurred on August 11, 2006.
Expenses – 2005 versus 2004
Operating expenses increased $20.7 million to $174.1 million for the year ended December 31, 2005, compared with $153.4 million for the same period last year. Compensation and benefits increased $3.9 million due to general wage increases, and variable compensation expenses (stock compensation costs and bonus). Fuel expense increased $8.8 million of which $7.2 million is related to price increases. Equipment rents increased $1.0 million due to increased rates and volume. Car hire increased $0.9 million due to volume and rate increases as well as reductions in off-line rents for equipment that is at the end of its life cycle. Increased 2005 depreciation expenses ($1.7 million) results primarily from $0.8 million of depreciation on 2005 capital additions and $0.7 million of increased depreciation resulting from the adjusted depreciation lives from the locomotive and rolling stock economic engineering studies. Load/unload expenses increased $1.2 million primarily due to volume. Materials increased $2.3 million primarily due to freight car wheel replacement and repairs required by rules of the Association of American Railroads, the Company raising its own repair standards for owned equipment, the replacement of certain defective wheels manufactured in 2005 by a certain vendor, and the increased price of steel. Outside contractor delivery costs increased $2.7 million due to increased business and increased costs for driver services. The above expense increases were offset by a decrease in Casualty & Insurance of $0.9 million primarily due to lower personal injury claims. The decrease in other expenses of $0.3 million is mainly attributed to $2.0 million in net costs incurred in 2005 for Hurricanes Wilma, Katrina and Rita compared to net costs incurred in 2004 for an $0.8 million main line derailment and $2.0 million for Hurricanes Frances and Jeanne.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). These studies were finalized in the following periods: locomotives and rolling stock – second half of 2004; bridges – first quarter of 2005; and track structure – fourth quarter of 2005.
The locomotive and rolling stock studies indicated no substantive changes in the annual maintenance or capital replacement programs. The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs. FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. Overall, the study indicated the track system to be in good condition.

Based upon the results of the study, the following depreciable lives were changed. Annual depreciation is expected to increase approximately $0.7 million as a result of the change.

	Previous	Current
	Depreciable Life	Depreciable Life

Locomotives:
Hulk/chassis	10 years	7 years
Overhauls	10 years	7 years

Rolling Stock:
Hoppers & gondolas	7 – 32.5 years	7 – 50 years
Flats	7 – 18.5 years	7 – 50 years
Vans & flatbeds	10 years	20 years
Chassis	10 years	20 years
Auto racks	19 years	15 years

Track:
Rail/other track material	50 years	45 years
Turnouts	50 years	45 years
Real Estate
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. During the second and fourth quarters of 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
The acquisition strengthened the Company’s position as a landowner and commercial developer in the state of Florida with a strong presence in the South Florida, Orlando and Jacksonville markets. Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with approximately 150 employees. Through its development activities, Codina manages pre-development site selection, government interface, feasibility analysis, the architectural and design phases, engineering process and construction coordination. Codina’s construction group provides general contractor services for commercial projects for both domestic and international clients. The brokerage group project services include leasing and sales, representation for tenants and landlords, and consulting services. The realty management group provides commercial property management and financial reporting services. The Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property, developed over 1,760 acres of land, and currently manages more than 11 million sq. ft. of property.
In addition to Codina Group, the transaction included the following projects under current and future development in South Florida:
100% Owned
▪	Beacon Countyline, 497 acres in Hialeah; future plans are for the creation of a large industrial and office park.

▪	Beacon Commons, 92 acres in Doral: future site of a retail, office and residential development.

▪	Sevilla Office Building, a 45,000 sq. ft. office building currently under construction.

Joint Ventures
▪	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. The Company owns a 21.2% interest in a venture with an affiliate of AMB Properties that owns the Beacon Lakes development, except for the 57 acres described herein. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres known as Beacon Village. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties.

▪	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.

▪	Downtown Doral (formerly Beacon City Center), a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses.

▪	Burger King, which when acquired, was a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 248,000 sq. ft. building for Burger King’s corporate headquarters. JPMorgan and the Company entered into the venture agreement in January 2007.
During 2006, Flagler added one building to its portfolio of 100% owned income-producing properties through its development activities. At December 31, 2006, an additional two buildings were in lease-up. Additionally, at December 31, 2006, there was one building in lease-up held in an unconsolidated joint venture. During 2006 the Company began construction of seven additional buildings of 100% owned property and four additional buildings in unconsolidated joint ventures with completion expected in 2007 for all but one building with completion expected in 2008.
At December 31, 2006 Flagler’s existing 100% owned land holdings, with entitlements for construction of 7.7 million sq. ft. of office space, 1.5 million sq. ft. of industrial space and 0.7 million sq. ft. of commercial space, 980 multi-family units, and 253 hotel rooms, offers opportunities for further development or sale. In joint ventures, at December 31, 2005, Flagler had entitlements for 0.3 million sq. ft. of office space, 5.8 million sq. ft. of industrial space and 0.1 million sq. ft. of commercial space. The Company intends to continue its program to realize the value of its extensive land holdings at Flagler and the Railway by developing or monetizing them. Flagler’s future rate of growth, profitability, capital investment and sales of land depends, in part, on the extent of future demand in Florida’s commercial real estate markets, operating costs, and rental rates for leases, which are subject to uncertainty.
At December 31, 2006 Flagler, in addition to the services performed for 100% owned assets, had development services contracts in progress on seven projects, construction services contracts on thirteen projects, 10.6 million sq. ft. under property management, and various brokerage contracts with or for third party or joint venture customers and owners.

FLAGLER DEVELOPMENT CONSOLIDATED
(Excluding Discontinued Operations)

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Revenues:
Rental income	80,796	69,998	60,053
Rental income – straight-line rent adjustments	3,046	6,658	3,524
Operating expense recoveries	13,041	8,719	4,896
Operating expense recoveries – hurricane related	337	343	93
Rental revenues — undeveloped land	28	22	16
Other rental revenues	180	111	83

Total Realty Rental Revenues	97,428	85,851	68,665

Construction revenues	27,210	—	—
Brokerage revenues	9,691	704	148
Property management	4,375	—	—
Development & other services	1,870	—	—

Total Realty Services Revenues	43,146	704	148
Land use revenues	667	795	772

Total Realty Rental & Services Revenues	141,241	87,350	69,585

Realty sales	42,618	24,820	99,677

Total Flagler Revenues	183,859	112,170	169,262

Expenses:
Real estate taxes	11,109	9,324	7,825
Repairs & maintenance	3,646	2,820	2,545
Services, utilities, management costs	21,089	16,589	12,737
Recoverable expenses – hurricane related	76	742	109

Total recoverable expenses	35,920	29,475	23,216

Real estate taxes — undeveloped land	—	(17)	9
Repairs & maintenance	256	474	512
Depreciation & amortization	30,148	27,943	23,152
Salaries, general & administrative	248	105	158
Non-recoverable expenses – hurricane related	371	217	—

Total non-recoverable expenses	31,023	28,722	23,831
Gain on involuntary conversion of assets – hurricane related	(1,913)	—	—
Total Realty Rental Expenses	65,030	58,197	47,047

Construction expenses	27,265	—	—
Brokerage expenses	7,227	481	85
Property management	2,804	—	—
Development & other services	2,024	—	—

Total Realty Services Expenses	39,320	481	85
Land and overhead expenses	26,951	14,413	13,448

Total Realty Rental & Services Expenses	131,301	73,091	60,580

Realty sales expenses	31,126	7,022	14,871

Total Flagler Expenses	162,427	80,113	75,451

Operating Profit	21,432	32,057	93,811

Loss from investment in unconsolidated joint ventures	(970)	—	—
Minority interest	81	—	—
Interest income	506	390	151
Interest expense	(20,098)	(19,594)	(16,008)
Other expense	(373)	(518)	(521)

Income Before Income Taxes	578	12,335	77,433

(Prior year results have been reclassified to conform to current year presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.

FLAGLER DEVELOPMENT
SAME STORE
For the Years Ended December 31

	Same Store
(dollars in thousands)	2006	2005	2004
Revenues:
Rental income	67,672	64,894	60,053
Rental income – straight-line rent adjustments	440	4,019	3,524
Operating expense recoveries	9,054	6,598	4,896
Operating expense recoveries – hurricane related	314	332	93
Rental revenues — undeveloped land	26	21	16
Other rental revenues	167	108	83

Total Realty Rental Revenues	77,673	75,972	68,665
Construction revenues	—	—	—
Brokerage revenues	—	—	—
Property management	—	—	—
Development & other services	—	—	—

Total Realty Services Revenues	—	—	—
Land use revenues	—	—	—

Total Realty Rental and Services Revenues	77,673	75,972	68,665

Realty sales	—	—	—

Total Flagler Revenues	77,673	75,972	68,665

Expenses:
Real estate taxes	9,092	8,320	7,825
Repairs & maintenance	3,254	2,689	2,545
Services, utilities, management costs	16,870	14,550	12,737
Recoverable expenses – hurricane related	1	695	109

Total recoverable expenses	29,217	26,254	23,216

Real estate taxes — undeveloped land	—	—	(17)
Repairs & maintenance	283	451	499
Depreciation & amortization	22,378	23,010	23,022
Salaries, general & administrative	147	73	158
Non-recoverable expenses – hurricane related	60	217	—

Total non-recoverable expenses	22,868	23,751	23,662
Gain on involuntary conversion of assets – hurricane related	(1,913)	—	—

Total Realty Rental Expenses	50,172	50,005	46,878

Construction expenses	—	—	—
Brokerage expenses	—	—	—
Property management	—	—	—
Development & other services	—	—	—

Total Realty Services Expenses	—	—	—
Land and overhead expenses	—	—	—

Total Realty Rental and Services Expenses	50,172	50,005	46,878

Realty sales expenses	—	—	—

Total Flagler Expenses	50,172	50,005	46,878

Operating Profit	27,501	25,967	21,787

(Prior year results have been reclassified to conform to current year presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2005. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% occupancy or (ii) the one-year anniversary of certificate of occupancy issuance

FLAGLER DEVELOPMENT
NEW IN 2006 and NEW IN 2005
For the Years Ended December 31

	New in 2006			New in 2005
(dollars in thousands)	2006	2005	2004	2006	2005	2004
Revenues:
Rental income	168	—	—	12,956	5,104	—
Rental income – straight-line rent adjustments	128	—	—	2,478	2,639	—
Operating expense recoveries	71	—	—	3,916	2,121	—
Operating expense recoveries – hurricane related	—	—	—	23	11	—
Rental revenues — undeveloped land	—	—	—	2	1	—
Other rental revenues	—	—	—	13	3	—

Total Realty Rental Revenues	367	—	—	19,388	9,879	—
Construction revenues	—	—	—	—	—	—
Brokerage revenues	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Revenues	—	—	—	—	—	—
Land use revenues	—	—	—	—	—	—

Total Realty Rental and Services Revenues	367	—	—	19,388	9,879	—

Realty sales	—	—	—	—	—	—

Total Flagler Revenues	367	—	—	19,388	9,879	—

Expenses:
Real estate taxes	49	—	—	1,968	1,004	—
Repairs & maintenance	7	—	—	385	131	—
Services, utilities, management costs	120	—	—	4,099	2,039	—
Recoverable expenses – hurricane related	—	—	—	75	47	—

Total recoverable expenses	176	—	—	6,527	3,221	—

Real estate taxes — undeveloped land	—	(17)	—	—	—	26
Repairs & maintenance	—	—	—	(27)	23	13
Depreciation & amortization	154	—	—	7,616	4,933	130
Salaries, general & administrative	6	9	—	95	23	—
Non-recoverable expenses – hurricane related	—	—	—	311	—	—

Total non-recoverable expenses	160	(8)	—	7,995	4,979	169
Gain on involuntary conversion of assets – hurricane related	—	—	—	—	—	—

Total Realty Rental Expenses	336	(8)	—	14,522	8,200	169

Construction expenses	—	—	—	—	—	—
Brokerage expenses	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Expenses	—	—	—	—	—	—
Land and overhead expenses	—	—	—	—	—	—

Total Realty Rental and Services Expenses	336	(8)	—	14,522	8,200	169

Realty sales expenses	—	—	—	—	—	—

Total Flagler Expenses	336	(8)	—	14,522	8,200	169

Operating Profit (Loss)	31	8	—	4,866	1,679	(169)

(Prior year results have been reclassified to conform to current year presentation)
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

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & OVERHEAD
For the Years Ended December 31

	Realty Services			Land & Overhead
(dollars in thousands)	2006	2005	2004	2006	2005	2004
Revenues:
Rental income	—	—	—	—	—	—
Rental income – straight-line rent adjustments	—	—	—	—	—	—
Operating expense recoveries	—	—	—	—	—	—
Operating expense recoveries – hurricane related	—	—	—	—	—	—
Rental revenues — undeveloped land	—	—	—	—	—	—
Other rental revenues	—	—	—	—	—	—

Total Realty Rental Revenues	—	—	—	—	—	—
Construction revenues	27,210	—	—	—	—	—
Brokerage revenues	9,691	704	148	—	—	—
Property management	4,375	—	—	—	—	—
Development & other services	1,870	—	—	—	—	—

Total Realty Services Revenues	43,146	704	148	—	—	—
Land use revenues	—	—	—	667	795	772

Total Realty Rental and Services Revenues	43,146	704	148	667	795	772

Realty sales	—	—	—	42,618	24,820	99,677

Total Flagler Revenues	43,146	704	148	43,285	25,615	100,449

Expenses:
Real estate taxes	—	—	—	—	—	—
Repairs & maintenance	—	—	—	—	—	—
Services, utilities, management costs	—	—	—	—	—	—
Recoverable expenses – hurricane related	—	—	—	—	—	—

Total recoverable expenses	—	—	—	—	—	—
Real estate taxes — undeveloped land	—	—	—	—	—	—
Repairs & maintenance	—	—	—	—	—	—
Depreciation & amortization	—	—	—	—	—	—
Salaries, general & administrative	—	—	—	—	—	—
Non-recoverable expenses – hurricane related	—	—	—	—	—	—

Total non-recoverable expenses	—	—	—	—	—	—
Gain on involuntary conversion of assets – hurricane related	—	—	—	—	—	—

Total Realty Rental Expenses	—	—	—	—	—	—

Construction expenses	27,265	—	—	—	—	—
Brokerage expenses	7,227	481	85	—	—	—
Property management	2,804	—	—	—	—	—
Development & other services	2,024	—	—	—	—	—

Total Realty Services Expenses	39,320	481	85	—	—	—
Land and overhead expenses	—	—	—	26,951	14,413	13,448

Total Realty Rental and Services Expenses	39,320	481	85	26,951	14,413	13,448

Realty sales expenses	—	—	—	31,126	7,022	14,871

Total Flagler Expenses	39,320	481	85	58,077	21,435	28,319

Operating Profit (Loss)	3,826	223	63	(14,792)	4,180	72,130

(Prior year results have been reclassified to conform to current year presentation)
Results from the Codina Group have been included from the date of acquisition, April 27, 2006.
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.

Revenues from Continuing Operations – 2006 versus 2005
Flagler rental and services revenues increased $53.8 million from $87.4 million for the year ended December 31, 2005 to $141.2 million for the year ended December 31, 2006. Realty rental revenue related to operating properties increased by $11.5 million from $85.9 million in 2005 to $97.4 million in 2006. Of this $11.5 million increase, Same Store operating properties rental revenues increased $1.7 million compared to the prior year due to increased operating expense recoveries, including hurricane recoveries, offset by decreased rental revenues as a result of a decrease in average Same Store occupancy during 2006. Properties beginning operations in 2005 increased rental revenues by $9.5 million during 2006, largely due to all buildings in this category not producing a full twelve months of operating results during 2005. Properties beginning operations in 2006 contributed $0.3 million of increased revenues. Land use and other revenues decreased $0.1 million.
Realty services revenue increased $42.4 million during the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to the Codina acquisition. Of this increase, $42.3 million is due to Codina Group’s realty services revenue for 2006, which includes revenues from construction, brokerage, property management and development activities. Results for the Codina Group have been included since the April 27, 2006 acquisition date.
For all leases renewed during the twelve-month period ending December 31, 2006, beginning cash rental rates increased by approximately 1% on a weighted average basis compared to the ending rate of expiring leases. Straight-line rental rates over the new lease term increased approximately 12% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 68 one hundred percent owned stabilized buildings with 7.9 million sq. ft. and overall occupancy of 96% at December 31, 2006 compared to 64 one hundred percent owned stabilized buildings with 7.4 million sq. ft. and overall occupancy of 95% at December 31, 2005. In addition at December 31, 2006, Flagler held one 207,000 sq. ft. stabilized warehouse in an unconsolidated joint venture. Same Store one hundred percent owned properties include 6.6 million sq. ft. and 96% occupancy at year-end 2006 compared to 95% occupancy at year-end 2005. Additionally, at December 31, 2006, there were two buildings with 279,000 sq. ft. that were in lease-up, which includes an office and warehouse building along with a warehouse building totaling 207,000 sq. ft. held in an unconsolidated joint venture.
Flagler realty sales revenue increased $17.8 million from $24.8 million in 2005 to $42.6 million in 2006. Included in the realty sales for the year ended December 31, 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville and a 3-acre hotel parcel for $1.2 million located at Flagler Station. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Revenues from Continuing Operations – 2005 versus 2004
Flagler rental and services revenues increased $17.8 million or 25.5% from $69.6 million for the year ended December 31, 2004 to $87.4 million for the year ended December 31, 2005. Operating properties revenue in 2005 increased $17.2 million compared to 2004. Same Store occupancy remained the same at 95% at December 31, 2005 compared to December 31, 2004. Same Store revenues increased $4.2 million compared to the prior year, mainly attributable to occupancy improvements. Properties beginning operations in 2004 contributed revenue of $4.7 million during 2005 for an increase of $3.1 million over 2004 levels. This increase represents successful leasing activity and improved occupancy at these buildings. Properties developed in 2005 generated revenues of $4.2 million in 2005 and properties acquired in 2005 contributed $5.7 million in revenues. Realty services revenues increased $0.6 million primarily related to commissions earned on third party transactions.
For all leases renewed during calendar 2005, beginning cash rental rates averaged approximately 5% less than the ending rate of the expiring leases, however straight-line rental rates over the new lease term averaged approximately 1% higher than the average straight-line rental rates of the expiring leases.
Flagler held 64 finished buildings with 7.4 million sq. ft. and occupancy of 95% at December 31, 2005. Same Store properties include 6.4 million sq. ft. and 95% occupancy at December 31, 2005 compared to 95% at December 31, 2004.
Flagler sales revenue decreased $74.9 million from $99.7 million in 2004 to $24.8 million in 2005 due to fewer land sales in 2005.

Expenses from Continuing Operations – 2006 versus 2005
Flagler’s rental and services expenses increased $58.2 million from $73.1 million for the year ended December 31, 2005 to $131.3 million for the year ended December 31, 2006. Rental expenses related to operating properties increased by $6.8 million to $65.0 million in 2006 from $58.2 million in 2005. Included in rental expenses for 2006 are $0.4 million of hurricane expenses offset by a $1.9 million gain on involuntary conversion related to Hurricane Wilma compared to $1.0 million of hurricane expenses (net) for the year ended December 31, 2005. Rental expenses before the gain on involuntary conversion increased $8.7 million to $66.9 million for the year ended December 31, 2006 compared to $58.2 million for the year ended December 31, 2005. Of this increase, Same Store operating properties expenses (before gain on involuntary conversion) increased $2.1 million due to a $1.4 million increase in insurance expense primarily due to increased rates for windstorm coverage; a $0.8 million increase in property taxes; a $0.5 million increase in utilities; offset by a decrease in depreciation and amortization of $0.6 million. Properties beginning operations in 2005 and 2006 contributed the remaining increase of $6.6 million during 2006, due largely to all buildings in this category not producing a full twelve months of operating results in 2005.
Realty services expenses increased $38.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is primarily due to Codina Group’s realty services expenses from the date of acquisition (April 27, 2006), which includes $38.8 million from construction, brokerage, property management and development activities.
Land and overhead expenses for the realty operations increased $12.6 million from $14.4 million for the year ended December 31, 2005 to $27.0 million for the year ended December 31, 2006. This increase is due to $10.8 million of additional expenses related to Codina land and overhead and a $1.8 million increase in the Flagler land and overhead. Codina land and overhead expense is comprised of $4.0 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition, $1.2 million of amortization of intangibles and $5.6 million related to the remaining land carry and overhead functions of Codina that have been included since the acquisition. Flagler’s land and corporate overhead expense increased $1.8 million due primarily to severance costs for the former President of Flagler.
Flagler’s cost of real estate sales increased $24.1 million, from $7.0 million for the year ended December 31, 2005 to $31.1 million for the year ended December 31, 2006 as the result of increased land sale activity during 2006.
Operating profit from realty rental increased $4.7 million to $32.4 million in 2006 compared to $27.7 million in 2005. Same Store operating profit increased $1.5 million due to a net $0.9 million year-over-year hurricane effect (2005 results include $0.6 million negative net impact from hurricanes and 2006 results include a $0.3 million favorable impact from hurricanes) and a $0.6 million decrease in depreciation. Properties that began operations in 2005 generated increases in operating profit of $3.2 million. Operating profit from realty services increased $3.6 million to $3.8 million in 2006 compared to $0.2 million in 2005 primarily due to the Codina acquisition.
Expenses from Continuing Operations – 2005 versus 2004
Flagler’s rental and services expenses increased $12.5 million or 20.7% from $60.6 million for the twelve months 2004 to $73.1 million for the twelve months 2005. Included in these amounts are increases in depreciation and amortization of $5.7 million due primarily to the addition of new properties in 2005 and a property beginning operations at the end of 2004. Expenses related to operating properties increased by $11.2 million from $47.0 million in 2004 to $58.2 million in 2005. Same Store operating properties expenses increased by $1.2 million. This increase in Same Store expense is composed of a $1.1 million increase of mainly variable expenses related to increased average occupancy, $0.3 million increase related to real estate taxes, a $0.8 million increase related to the impact of Hurricanes Wilma and Katrina, and a $1.0 million decrease in depreciation and amortization. The decrease in depreciation expense is associated with a write off of $1.5 million of tenant improvements during the first quarter 2004 related to the remodeling of duPont Center in Jacksonville, Florida. Properties beginning operations in 2004 contributed an increase in expenses of $2.0 million during the twelve months in 2005. Properties developed in 2005 contributed $2.2 million in expenses and properties acquired in 2005 had expenses of $6.0 million.
Land holdings and overhead expenses increased by $1.0 million compared to prior year. Real estate taxes decreased $1.2 million on owned and acquired land due to sales of property, primarily Section 8 in Flagler Station (December 2004). Additionally, land holdings and overhead expenses had a $1.8 million increase in Salaries, General & Administrative, primarily 2005 severance and other payroll related costs, and a $0.7 million increase in depreciation expense. Depreciation expense includes depreciation expense on infrastructure, including the interchange asset, partially offset by a reimbursement from the City of Jacksonville. The total reimbursement received in June 2005 from the City of Jacksonville was $0.7 million, of which $0.5 million was applied against depreciation expense on infrastructure assets. The remaining $0.2 million of the reimbursement was recorded as other non-operating income.
Flagler’s cost of land sales (i.e., mostly basis) decreased $7.9 million due to decreased sale activity, from $14.9 million for the twelve months ended December 31, 2004 to $7.0 million for the twelve months ended December 31, 2005.
Results from Discontinued Operations
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the summary of operating results as discontinued operations, net of applicable income taxes.
During March 2004, Flagler sold a 60,000-sq. ft. build-to-suit office building for $12.6 million recognizing a pre-tax gain of $3.7 million, or $2.3 million, net of applicable taxes. During September 2004, Flagler sold a 147,000-sq. ft. industrial building for $4.1 million, for a $0.4 million pre-tax gain, or $0.3 million, net of applicable taxes. The operating results of these properties, as well as the gains on the sales of these properties are included in discontinued operations for all periods presented.

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Summary of Operating Results of Discontinued Operations
Flagler realty rental revenues	—	—	718
Flagler realty rental expenses	—	—	545

Operating income	—	—	173
Interest income	—	—	—

Income before income taxes	—	—	173
Income taxes	—	—	(67)

Income from operation of discontinued operations	—	—	106

Gain on disposition of discontinued operations, net of taxes of $1.7 million for the year ended December 31, 2004.	—	—	2,590

During 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.6 million, as a $5.7 million gain on disposition of discontinued operations.
Corporate Expenses
Corporate expenses for the years ended December 31, 2006, 2005 and 2004 were $16.3 million, $22.4 million and $15.1 million, respectively. First quarter 2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million in the first quarter 2005 and included $5.3 million of additional equity compensation ($1.9 million due to the accelerated vesting of equity compensation), $3.3 million of severance payments and $0.5 million of other benefits. Corporate expenses for 2006 includes $0.5 million of termination benefits for a former employee of the Company as well as increased costs related to compensation and restricted stock.
In a 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction.
Interest Expense
Interest expense for the years ended December 31, 2006 and 2005 was $20.4 million and $20.1 million, respectively. The increased interest expense for the year resulted primarily from an increase in the variable interest rate. Also contributing to the additional interest expense was an increase in the variable interest rate associated with Flagler’s seven-year variable mortgage note. Cash paid for interest was $22.8 million and $22.3 million for the years ended December 31, 2006 and 2005, respectively.
Interest expense for the years ended December 31, 2005 and 2004 was $20.1 million and $16.7 million, respectively. Cash paid for interest was $22.3 million and $19.3 million for 2005 and 2004, respectively. The increased interest expense, and cash paid for interest resulted primarily from the issuance of additional mortgage notes in August 2004 at Flagler.
Other Income
Other income for 2006, 2005 and 2004 was $11.5 million, $14.6 million and $13.0 million, respectively. Other income decreased $3.1 million in 2006 from 2005 primarily due to 2005 proceeds of $3.0 million associated with the sale of air- rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way. In 2004, pipe and wire-crossing included income of $2.6 million from two one time wire-crossing agreements entered into in 2004.
Gain on Sale of Asset
On October 20, 2006, the Company completed the sale of the corporate headquarters property, located in St. Augustine, Florida to Flagler College, resulting in a $4.8 million gain. The sales price was $10 million and the Company will claim a charitable contribution on its federal and state tax returns for the difference between the appraised fair market value and the sales price, as required under federal tax regulations. The proceeds from the sale were reinvested in a qualified §1031 transaction.
Income Tax
Income tax expense represents an effective rate of 34.5% in 2006, compared to 37.0% in 2005 and 39.0% in 2004. 2006’s decrease in effective rate primarily reflects a one-time tax benefit related to the sale of the Company’s headquarters buildings in St. Augustine, Florida to Flagler College. A charitable deduction for the excess of the appraised value over the sale price will reduce the Company’s 2006 federal tax liability. 2005’s decrease in effective rate reflects newly enacted tax credits related to track maintenance at FECR offset by certain non-deductible section 162(m) compensation over $1.0 million for Mr. Adolfo Henriques. This 162(m) compensation primarily relates to sign-on grants provided to Mr. Henriques as detailed in his employment agreement.
During 2004, the U.S. Congress passed the American Jobs Creation Act of 2004, which included certain tax law changes that effect taxable earnings (starting in 2005) of FECI. Generally, these tax law changes have benefited the Company through additional current period tax credits for rail right-of-way maintenance expenses (previously capitalized and depreciated) and reduced federal excise taxes on diesel fuel, respectively. The tax credit for track maintenance is limited (annually) to $3,500 per mile of track and available for years 2005 through 2007.
Net Income
As a result of the foregoing factors, net income was $63.1 million, or $1.83 per diluted share, for 2006, compared to $49.4 million, or $1.52 per diluted share, for 2005 and $80.6 million, or $2.29 per diluted share in 2004.

Summary of Operating Results
2006 versus 2005
Information by industry segment

(dollars in thousands)	2006	2005	$ Change
Operating Revenues
Railway operations	264,093	237,870	26,223
Flagler:
Realty rental revenues	97,091	85,508	11,583
CAM recoveries associated with hurricane costs	337	343	(6)

Total realty rental revenues	97,428	85,851	11,577

Realty services revenues	43,146	704	42,442
Land use revenues	667	795	(128)

Total Flagler realty rental and services revenues	141,241	87,350	53,891

Flagler realty sales	42,618	24,820	17,798

Railway realty rental revenues	3,690	3,488	202
Railway realty sales	6,605	8,818	(2,213)

Total realty	194,154	124,476	69,678

Total Revenues (segment)	458,247	362,346	95,901
Intersegment revenues	(45)	—	(45)

Total Revenues (consolidated)	458,202	362,346	95,856

Operating Expenses
Railway operations:
Railway operations	190,946	172,152	18,794
Hurricane recoveries, net of expenses	(5,324)	1,989	(7,313)

Total Railway	185,622	174,141	11,481
Flagler:
Realty rental expenses	66,496	57,238	9,258
Hurricane recoveries, net of expenses	(1,466)	959	(2,425)

Total realty rental expenses	65,030	58,197	6,833

Realty services expenses	39,320	481	38,839
Land & overhead expenses	26,951	14,413	12,538

Total Flagler realty rental and services expenses	131,301	73,091	58,210

Flagler realty sales	31,126	7,022	24,104

Railway realty rental expenses	1,456	1,893	(437)
Hurricane recoveries, net of expenses	(18)	284	(302)

Total Railway realty rental expenses	1,438	2,177	(739)

Railway realty sales	2,060	1,264	796

Total realty	165,925	83,554	82,371

Corporate general & administrative	16,259	22,388	(6,129)

Total Expenses (segment)	367,806	280,083	87,723
Intersegment expenses	(45)	—	(45)

Total Expenses (consolidated)	367,761	280,083	87,678

Operating Profit (Loss)
Railway operations	78,471	63,729	14,742
Realty	28,229	40,922	(12,693)
Corporate general & administrative	(16,259)	(22,388)	6,129

Segment & consolidated operating profit	90,441	82,263	8,178

Loss from investment in unconsolidated joint ventures	(970)	—	(970)
Minority interest	81	—	81
Interest income	1,565	1,659	(94)
Interest expense	(20,378)	(20,105)	(273)
Gain on sale of assets	4,787	—	4,787
Other income	11,478	14,555	(3,077)

	(3,437)	(3,891)	454

Income before income taxes	87,004	78,372	8,632
Provision from income taxes	(29,598)	(29,006)	(592)

Income from continuing operations	57,406	49,366	8,040

Discontinued Operations
Gain on sale of discontinued operations (net of taxes)	5,713	—	5,713

Net income	63,119	49,366	13,753

(Prior year results have been reclassified to conform to current year presentation)

Summary of Operating Results
2005 versus 2004
Information by industry segment

(dollars in thousands)	2005	2004	$ Change
Operating Revenues
Railway operations	237,870	200,762	37,108
Flagler:
Realty rental revenues	85,508	68,572	16,936
CAM recoveries associated with hurricane costs	343	93	250

Total realty rental revenues	85,851	68,665	17,186

Realty services revenues	704	148	556
Land use revenues	795	772	23

Total Flagler realty rental and services revenues	87,350	69,585	17,765

Flagler realty sales	24,820	99,677	(74,857)

Railway realty rental revenues	3,488	3,028	460
Railway realty sales	8,818	5,135	3,683

Total realty	124,476	177,425	(52,949)

Total Revenues (segment)	362,346	378,187	(15,841)
Intersegment revenues	—	—	—

Total Revenues (consolidated)	362,346	378,187	(15,841)

Operating Expenses
Railway operations:
Railway operations	172,152	151,356	20,796
Hurricane recoveries, net of expenses	1,989	2,080	(91)

Total Railway	174,141	153,436	20,705
Flagler:
Realty rental expenses	57,238	46,938	10,300
Hurricane recoveries, net of expenses	959	109	850

Total realty rental expenses	58,197	47,047	11,150

Realty services expenses	481	85	396
Land & overhead expenses	14,413	13,448	965

Total Flagler realty rental and services expenses	73,091	60,580	12,511

Flagler realty sales	7,022	14,871	(7,849)

Railway realty rental expenses	1,893	2,887	(994)
Hurricane recoveries, net of expenses	284	179	105

Total Railway realty rental expenses	2,177	3,066	(889)

Railway realty sales	1,264	922	342

Total realty	83,554	79,439	4,115

Corporate general & administrative	22,388	15,080	7,308

Total Expenses (segment)	280,083	247,955	32,128
Intersegment expenses	—	—	—

Total Expenses (consolidated)	280,083	247,955	32,128

Operating Profit (Loss)
Railway operations	63,729	47,326	16,403
Realty	40,922	97,986	(57,064)
Corporate general & administrative	(22,388)	(15,080)	(7,308)

Segment & consolidated operating profit	82,263	130,232	(47,969)

Loss from investment in unconsolidated joint ventures	—	—	—
Minority interest	—	—	—
Interest income	1,659	1,124	535
Interest expense	(20,105)	(16,671)	(3,434)
Gain on sale of assets	—	—	—
Other income	14,555	13,023	1,532

	(3,891)	(2,524)	(1,367)

Income before income taxes	78,372	127,708	(49,336)
Provision from income taxes	(29,006)	(49,806)	20,800

Income from continuing operations	49,366	77,902	(28,536)

Discontinued Operations
Gain on sale of discontinued operations (net of taxes)	—	2,696	(2,696)

Net income	49,366	80,598	(31,232)

(Prior year results have been reclassified to conform to current year presentation)

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
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. As the result of this acquisition, the Company paid $66 million in cash to Mr. Codina for certain property interests, repaid $31 million of debt assumed in the acquisition, issued 288,518 shares of stock to certain Codina Group employees and issued 3,008,830 shares of stock from treasury, of which 1,996,064 shares were issued to Mr. Codina (includes 282,633 shares of contingent consideration earned during the second and fourth quarters 2006) and the balance held in escrow awaiting the satisfaction of certain contingencies. The majority ($100.0 million) of acquisition costs were allocated to various tangible assets and liabilities (including cash, accounts receivable, land, investments in joint ventures, accounts payable, accrued expenses, landfill closure liability, debt and deferred tax liabilities). Costs of $11.6 million were allocated to intangible assets (e.g., customer relationships and non-compete) with the remaining $21.8 million allocated to goodwill.
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
Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of the Company and its’ wholly owned subsidiaries and partnerships, certain joint venture partnerships and any variable interest entities consolidated under FIN 46R, as described below. All significant inter-company balances and transactions have been eliminated in consolidation.
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
Additional discussion of these entities can be found in Note 6, “Investments in Joint Ventures”, of our Consolidated Financial Statements located elsewhere in this report.
Impairment of Long-lived Assets – The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2006, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible value of assets acquired. Under the guidance of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews the recoverability of goodwill on an annual basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management’s opinion, no impairment exists at December 31, 2006.
Income Tax Provisions – FECI’s net deferred tax liability was $203.2 million at December 31, 2006 and $185.9 million at December 31, 2005. At December 31, 2006, the Company had a state deferred tax asset of approximately $2.9 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of December 31, 2006, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various taxes, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years through 2002 have been closed with the Internal Revenue Service (IRS).
On April 10, 2006 the IRS notified the Company that the audit of the 2000 — 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI based on the settlement with the IRS for the years noted. The Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.2 million of interest was paid to the IRS. This interest amount had no effect on net income during the year as the amounts were previously provisioned.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $0.2 million of interest was paid which had no effect on net income for the year as the amount was previously provisioned.
Revenue Recognition –
Realty Rental Revenues – Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with Statement of Financial Accounting Standards Statement No. 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $24.6 million at December 31, 2006 and $22.1 million at December 31, 2005, which is reported in current and long-term assets. At December 31, 2006 there are two leases that each total more than 10% of this amount. The combined total for these two tenants is $6.7 million. The total for the top five leases is $11.2 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
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
Contingencies – It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations in accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies” (FAS 5). In the opinion of management, appropriate reserves have been made for the estimated liability that may result from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.

Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Company does not participate in trading of non-exchange traded contracts accounted for at fair value.
Effects of Transactions with Related and Certain Other Parties
See Part II, Note 3 to the Financial Statements in Item 8; “Related Party Transactions” and in Part III, Item 13 “Certain Relationships and Related Transactions and Director Independence”.
Environmental Liabilities
The Company is subject to proceedings arising out of environmental laws and regulations, which primarily relate to the disposal and use of fuel and oil used in the transportation business. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
Compliance with the federal, state, and local laws and regulations relating to the protection of the environment has not affected the Company’s capital additions, earnings or competitive position, nor does management anticipate any future matters will adversely affect the Company’s financial situation based upon the information available today.
Environmental expenditures for capital improvements and ongoing operations and maintenance have historically been insignificant to the operations of the Company. Management does not anticipate any material changes in these expenditures. These expenditures are expected to be funded from current operations.
The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. Consulting environmental and geotechnical engineering firms have evaluated the expected costs of closure. The expected cost of $24.2 million is included in other long-term liabilities as of December 31, 2006.
New Accounting Pronouncements
See Part II, Note 4 to the Financial Statements in Item 8; “Summary of Significant Accounting Policies” under the caption “Recently Issued Accounting Standards”.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s primary market risk exposure has historically been interest rate risk primarily related to the Company’s outstanding debt, as further discussed in Note 17 to the financial statements continued in Item 8 of this Form 10-K.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.41 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2006, there were no borrowings outstanding on this facility.
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
On October 16, 2006 the Company amended its existing credit agreement to allow the execution of a forbearance agreement/guarantee of repair by Flagler Development Company. The forbearance agreement was related to a windstorm coverage requirement under the Company’s mortgage debt agreements.
On January 25, 2007, the Company amended its existing credit agreement to allow performance bonds and performance and completion guarantees, issued in the normal course of business which may be required in the Company’s role as development partner and/or general contractor in several joint ventures and for third party work, to be excluded from the definition of traditional guarantees and to establish a cap on the total dollars that would be permitted.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at December 31, 2006 was $1.4 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing mortgage notes. Fair value has been determined based on current rates available to the Company at December 31, 2006 for similar maturity instruments.
Expected Maturity Date
(dollars in thousands)

								12/31/06
Liabilities								Fair
Long-Term Debt:	2007	2008	2009	2010	2011	Thereafter	Total	Value
Fixed Rate ($US)
Ten Year Notes	2,246	2,418	2,603	2,802	140,265	—	150,334	160,242
Seven Year Notes	2,225	81,370	1,054	1,111	53,925	—	139,685	140,342
Average Interest Rate	6.84%	6.83%	6.80%	6.80%	6.80%

Variable Rate ($US)
Seven Year Notes	1,048	1,076	1,106	1,136	38,378	—	42,744	42,744
Average Interest Rate	6.29%	6.01%	5.99%	6.12%	6.21%
Total outstanding maturities existing on the mortgage notes at December 31, 2005 and 2004 were $338.0 million and $342.9 million, respectively, with the estimated fair market values of $354.1 million and $370.6 million, respectively. The decrease in 2006 outstanding maturities is the result of payments made against the outstanding balances of the mortgage notes (See Note 17).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida East Coast Industries, Inc.
We have audited the accompanying consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules II and III as listed in the accompanying Index on Page 89. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in the Notes 4 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. Also, as discussed in Note 14 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Florida East Coast Industries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Jacksonville, Florida
February 26, 2007
Certified Public Accountants

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005, and 2004

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Operating revenues:
Railway operations	264,093	237,870	200,762

Realty rental and services	144,594	90,495	72,520
Flagler CAM recoveries associated with hurricane costs (Note 4)	337	343	93

Total realty rental and services	144,931	90,838	72,613
Realty sales	49,223	33,638	104,812

Total revenues (segment)	458,247	362,346	378,187
Intersegment	(45)	—	—

Total revenues	458,202	362,346	378,187

Operating expenses:
Railway operations	190,946	172,152	151,356
Hurricane costs (net of recoveries) (Note 4)	(5,324)	1,989	2,080

Total railway operations	185,622	174,141	153,436

Realty rental and services	134,223	74,025	63,358
Hurricane costs (net of recoveries) (Note 4)	(1,484)	1,243	288

Total realty rental and services	132,739	75,268	63,646

Realty sales	33,186	8,286	15,793

Corporate general & administrative	16,259	22,388	15,080

Total expenses (segment)	367,806	280,083	247,955
Intersegment	(45)	—	—

Total expenses	367,761	280,083	247,955

Operating profit	90,441	82,263	130,232

Loss from investment in unconsolidated joint ventures (Note 6)	(970)	—	—
Minority interest	81	—	—
Interest income	1,565	1,659	1,124
Interest expense	(20,378)	(20,105)	(16,671)
Gain on sale of asset	4,787	—	—
Other income (Note 16)	11,478	14,555	13,023

	(3,437)	(3,891)	(2,524)

Income before income taxes	87,004	78,372	127,708
Provision for income taxes (Note 9)	(29,598)	(29,006)	(49,806)

Income from continuing operations	57,406	49,366	77,902

Discontinued Operations (Note 5)
Earnings from discontinued operations	5,713	—	2,696

Net income	63,119	49,366	80,598

Cash Dividends Per Share	$0.27	$0.23	$0.19

Earnings Per Share
Income from continuing operations – basic	$1.67	$1.53	$2.25
Income from continuing operations – diluted	$1.66	$1.52	$2.21
Gain on disposition of discontinued operations – basic & diluted	$0.17	—	$0.08

Net income – basic	$1.84	$1.53	$2.33
Net income – diluted	$1.83	$1.52	$2.29

Average shares outstanding – basic	34,380,070	32,280,614	34,529,869
Average shares outstanding – diluted	34,532,570	32,583,528	35,216,957
(Prior year results have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2006 and 2005

	Years Ended December 31
(dollars in thousands)	2006	2005
Assets
Current Assets:
Cash and cash equivalents (Note 8)	5,096	75,990
Restricted cash (Note 8)	424	—
Accounts receivable (net)	41,501	35,732
Accounts receivable from related parties (Note 3)	5,381	—
Materials and supplies	5,145	3,840
Assets held for sale (Note 7)	2,820	9,761
Deferred income taxes	2,166	1,345
Prepaid expenses	11,578	6,727
Straight line rent	4,929	4,429

Total Current Assets	79,040	137,824

Long Term Assets:
Properties, less accumulated depreciation and amortization (Note 7)	1,179,641	955,395
Investment in unconsolidated real estate joint ventures (Note 6)	42,262	—
Goodwill (Note 4)	37,003	—
Intangible assets, less amortization (Note 4)	18,448	9,696
Prepaid commissions	14,033	11,486
Straight line rent	19,715	17,717
Other assets	4,684	5,626

Total Long Term Assets	1,315,786	999,920

Total Assets	1,394,826	1,137,744

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	73,794	48,544
Taxes payable (Note 9)	2,037	2,044
Deferred revenue	10,215	5,527
Short-term debt (Note 17)	5,519	5,198
Other accrued liabilities	14,586	6,819

Total Current Liabilities	106,151	68,132
Deferred Income Taxes (Note 9)	205,365	187,241
Long-Term Debt (net of current portion) (Note 17)	328,638	332,760
Other Long-Term Liabilities	35,865	11,449
Minority Interest in Joint Ventures (Note 6)	5,571	—

Shareholders’ Equity
Common Stock: (Notes 3 and 13)	175,433	140,958
Common stock, no par value; 150,000,000 shares authorized, 39,944,902 shares issued and 35,717,854 shares outstanding at December 31, 2006 and 39,487,258 shares issued and 32,983,135 shares outstanding at December 31, 2005. 2006 amount shown net of un-amortized (expected weighted-average amortization period of 3.2 years) restricted stock deferred compensation of $21,355.

Restricted stock deferred compensation (Note 13)	—	(10,860)
Retained earnings (Note 14)	672,826	615,656
Treasury stock at cost (4,227,048 shares at December 31, 2006 and 6,504,123 shares at December 31, 2005. December 31, 2006 treasury stock includes 1,012,766 contingent shares) (Note 2)	(135,023)	(207,592)

Total Shareholders’ Equity	713,236	538,162

Total Liabilities and Shareholders’ Equity	1,394,826	1,137,744

(Prior year amounts have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands, except share amounts)

			RESTRICTED
			STOCK
	COMMON STOCK		DEFERRED	TREASURY STOCK		RETAINED
	SHARES	AMOUNT	COMPENSATION	SHARES	AMOUNT	EARNINGS	TOTAL
Balance at December 31, 2003	37,701,406	77,784	(4,592)	(984,002)	(14,767)	499,708	558,133

Net income & comprehensive income	—	—	—	—	—	80,598	80,598

Sale of common stock (ESPP)	5,569	163	—	—	—	—	163
Dividends declared on common stock ($0.19) per share	—	—	—	—	—	(6,498)	(6,498)
Issuance of stock under executive compensation plan	36,407	1,276	—	(59,769)	(2,296)	—	(1,020)

Trust Shares repurchased	—	—	—	(5,500,000)	(191,126)	—	(191,126)
Exercise of stock options including income tax benefit	708,975	23,026	—	—	—	—	23,026
Restricted stock purchased/granted, net of amortization & forfeitures	101,138	3,715	(1,956)	(2,756)	(109)	—	1,650

Balance at December 31, 2004	38,553,495	105,964	(6,548)	(6,546,527)	(208,298)	573,808	464,926

Net income & comprehensive income	—	—	—	—	—	49,366	49,366

Sale of common stock (ESPP)	6,399	228	—	—	—	—	228
Dividends declared on common stock ($0.23) per share	—	—	—	—	—	(7,518)	(7,518)
Issuance of stock under executive compensation plan	22,106	2,720	—	105,500	3,357	—	6,077
Shares purchased under stock repurchase program	—	—	—	(54,500)	(2,289)	—	(2,289)
Exercise of stock options including income tax benefit	766,714	26,855	—	—	—	—	26,855
Restricted stock granted/purchased, net of amortization & forfeitures	138,544	5,191	(4,312)	(8,596)	(362)	—	517

Balance at December 31, 2005	39,487,258	140,958	(10,860)	(6,504,123)	(207,592)	615,656	538,162
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (Note 14)	—	—	—	—	—	3,540	3,540

Adjusted Balance at December 31, 2005	39,487,258	140,958	(10,860)	(6,504,123)	(207,592)	619,196	541,702

Net income & comprehensive income	—	—	—	—	—	63,119	63,119
Reclassification of restricted stock deferred compensation due to FAS 123R implementation (Note 13)	—	(10,860)	10,860	—	—	—	—

Sale of common stock (ESPP)	9,581	469	—	—	—	—	469
Dividends declared on common stock ($0.27) per share	—	—	—	—	—	(9,489)	(9,489)
Issuance of stock under executive compensation plan	1,686	95	—	—	—	—	95
Shares issued for Codina acquisition including contingent shares	—	34,515	—	1,999,924	57,290	—	91,805
Exercise of stock options including income tax benefit and amortization	340,825	13,340	—	—	—	—	13,340
Restricted stock granted/purchased, net of amortization & forfeitures	105,552	(3,084)	—	277,151	15,279	—	12,195

Balance at December 31, 2006	39,944,902	175,433	—	(4,227,048)	(135,023)	672,826	713,236

(Prior year amounts have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net income	63,119	49,366	80,598
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	59,658	55,477	48,769
Gain on involuntary conversion, due to Hurricane Wilma	(1,913)	—	—
Gain on disposition of properties, including those discontinued	(30,113)	(25,351)	(93,265)
Tax benefit associated with equity based compensation	—	5,261	4,056
Deferred taxes	8,019	7,438	48,052
Stock compensation expense (Note 13)	12,667	9,900	4,819
Changes in operating assets and liabilities:
Accounts receivable	2,276	(3,297)	(8,836)
Prepaid expenses	(5,748)	(2,012)	206
Materials and supplies	(1,305)	(2,018)	(219)
Straight line rent	(2,498)	(6,488)	(5,604)
Prepaid commissions	(7,307)	(5,448)	(1,172)
Other assets and deferred charges	2,877	(201)	(8,224)
Accounts payable	(1,700)	1,194	17,356
Taxes payable	(2,246)	2,201	(8,335)
Income tax refund	—	2,800	—
Other current liabilities	11,207	(2,915)	(7,494)
Other long-term liabilities	(402)	(1,013)	1,548

Net cash generated by operating activities	106,591	84,894	72,255

Cash Flows from Investing Activities
Purchases of properties and equipment, net of accrued capital expenditures of $8,576 in 2006	(144,329)	(174,752)	(111,551)
Acquisition of Codina Group Inc. and related interests, net of cash acquired	(65,844)	—	—
Investment in unconsolidated real estate joint ventures	(14,403)	—	—
Distributions from unconsolidated joint ventures	2,840	—	—
Decrease in restricted cash	1,382	—	—
Proceeds from hurricane related insurance settlement	3,343	—	—
Proceeds from disposition of assets, including those discontinued	71,271	35,202	121,537

Net cash (used in)/provided by investing activities	(145,740)	(139,550)	9,986

Cash Flows from Financing Activities
Borrowings from long term debt (Note 17)	389	—	105,000
Payment of mortgage debt	(5,199)	(4,896)	(3,289)
Payment of acquired debt	(30,117)	—	—
Payment of dividends	(9,489)	(7,518)	(6,498)
Proceeds from exercise of options	10,550	21,594	16,674
Tax benefit associated with equity based compensation	3,213	—	—
Stock repurchase program payments (Note 17)	—	(2,289)	(191,126)
Purchase of common stock	(2,447)	(2,411)	(1,893)
Investment by minority interest	1,355	—	—

Net cash (used in)/provided by financing activities	(31,745)	4,480	(81,132)

Net (Decrease) Increase in Cash and Cash Equivalents	(70,894)	(50,176)	1,109
Cash and Cash Equivalents at Beginning of Period	75,990	126,166	125,057

Cash and Cash Equivalents at End of Period	5,096	75,990	126,166

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes (net of refunds)	22,719	11,500	4,700

Cash paid for interest	22,825	22,320	19,252

(Prior year results have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements.

Supplemental Schedule on Non-Cash Investing and Financing Activities
The Company purchased Codina and related interests for combined equity and cash consideration of $147.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

(dollars in thousands)
Fair value of assets acquired	246,193
Acquisition transaction costs	5,656
Equity issued for initial consideration	(76,412)
Cash paid for acquired Company (1)	(71,501)

Liabilities assumed	103,936

(1)	Reconciliation to Statements of Cash Flows

Cash paid for acquired Company	71,501
Less cash acquired	(4,125)
Less transaction costs paid in 2005	(1,532)

Acquisition of Codina Group, Inc. per Statements of Cash Flows	65,844

Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
Note 1. Nature of Business
The principal operations of Florida East Coast Industries, Inc. (the Company or FECI) and its subsidiaries primarily relate to the transportation of goods by rail and the acquisition, entitlement, development, management, construction, leasing, operation and selected sale of real estate. The Company’s rail subsidiary, Florida East Coast Railway, LLC (FECR or Railway), operates primarily within the state of Florida, with approximately 61% of its revenues derived from local moves along the Company’s line. Approximately 41% of the freight revenues were derived from five of its largest customers, with approximately $49.8 million, $45.3 million and $38.7 million, 20%, 20%, and 21%, in 2006, 2005, and 2004, respectively, generated by one significant customer. The Company’s realty subsidiary, Flagler Development Group (Flagler), presently operates in Florida with business parks in Jacksonville, Orlando and the South Florida markets. Flagler’s operating properties are Class “A” office space and high-quality commercial/industrial facilities. In addition, Flagler provides construction, development, third party property management and brokerage services.
Note 2. Acquisition of Codina Group and Related Interests
On April 27, 2006, the Company acquired privately held Codina Group, Inc. (Codina) and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 13) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share over the next five years; and 117,763 shares is dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. In the second and fourth quarters of 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
The acquisition strengthened the Company’s position as a landowner and commercial developer in the state of Florida with a strong presence in the South Florida, Orlando and Jacksonville markets. Headquartered in Coral Gables, Florida, Codina Group, Inc. is an integrated commercial real estate, development, construction, leasing, property management and brokerage firm with approximately 150 employees. Through its development activities, Codina manages pre-development site selection, government interface, feasibility analysis, the architectural and design phases, engineering process and construction coordination. Codina’s construction group provides general contractor services for commercial projects for both domestic and international clients. The brokerage group project services include leasing and sales, representation for tenants and landlords, and consulting services. The realty management group provides commercial property management and financial reporting services. The Codina Group has constructed over 11 million sq. ft. of industrial, office and retail property, developed over 1,760 acres of land, and currently manages more than 11 million sq. ft. of property.
In addition to Codina Group, the transaction included the following projects under current and future development in South Florida:
100% Owned
▪	Beacon Countyline, 497 acres in Hialeah; future plans are for the creation of a large industrial and office park.

▪	Beacon Commons, 92 acres in Doral, future site of a retail, office and residential development.

▪	Sevilla Office Building, a 45,000 sq. ft. office building currently under construction.
Joint Ventures
▪	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. The Company owns a 21.2% interest in a venture with an affiliate of AMB Properties that owns the Beacon Lakes development, except for the 57 acres described herein. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres known as Beacon Village. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties.

▪	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.

▪	Downtown Doral (formerly Beacon City Center), a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses.

▪	Burger King, which when acquired, was a proposed 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 248,000 sq. ft. building for Burger King’s corporate headquarters. JPMorgan and the Company entered into the venture agreement in January 2007.
The Company used existing cash, including cash held in §1031 escrow funds, to satisfy the cash and debt repayment needs of closing the acquisition.
Purchase Price Allocations – The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The purchase price allocation could change as additional information becomes available, as estimates are refined or as additional events occur including the resolution of certain contingent consideration. The following table presents the preliminary allocation of the aggregate purchase price for the acquisition based on the estimated fair values as of April 27, 2006, the acquisition date:

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
During 2006, goodwill was increased by $15.2 million for contingent shares issued during the year to Mr. Codina as contingent factors were met. The balance of goodwill at December 31, 2006 is $37.0 million.
The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill. Intangible assets acquired, of approximately $11.6 million, consist of $10.8 million attributed to customer relationships in place on the acquisition date and $0.8 million related to Armando Codina’s three-year non-compete agreement. This non-compete agreement runs for three years after Mr. Codina’s employment with the Company ends. The customer relationships are being amortized over 7 years and the non-compete agreement over 3 years, for a weighted average life of 6.7 years.
Pro Forma Financial Information – The following table sets forth the un-audited pro forma results of operations of the Company for the years ended December 31, 2006 and 2005, respectively. The un-audited pro forma financial information summarizes the results of operations for the periods indicated as if the Codina acquisition had occurred at the beginning of each of the periods presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Years Ended December 31
(dollars in thousands, except per share amounts)	2006	2005
Revenue	482,124	435,053
Net income	61,802	43,218
Earnings per share:
Basic	$1.80	$1.27
Diluted	$1.79	$1.26

The pro forma amounts above reflect the elimination of all inter-company transactions between Flagler Development Group and Codina Group Inc., assuming the acquisition occurred as of January 1, 2005. Amortization of intangible assets acquired and restricted stock has been included in the above amounts. It is assumed, for all periods presented, that $30.1 million of debt has been repaid and related interest reversed. The pro forma net earnings above reflect an income tax provision at the Company’s consolidated tax rate for each respective period.
Note 3. Related Party Transactions
The Company provides development, construction, real estate management and brokerage services to several unconsolidated real estate entities in which the Company has a financial interest and for which it receives development, construction, property management and brokerage fee revenue and has $5.4 million of related party accounts receivable at December 31, 2006. From these entities the Company received fees of $15.3 million and had associated expenses of $13.2 million from the acquisition date of April 27, 2006 through December 31, 2006. These fees and related expenses, after elimination of the Company’s ownership share, are included in realty rental and services revenue and expense on the Consolidated Statements of Income.
As part of the Codina acquisition as described in Note 2, the Company acquired an interest in a partnership with Mr. Codina and his children. The partnership holds a 50.1% interest in a venture that holds options to acquire real property (see Note 6).
On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are now shown on the consolidated balance sheets as treasury stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions.
Note 4. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its’ wholly owned subsidiaries and partnerships, certain joint venture partnerships and any variable interest entities consolidated under FIN 46R, as described below. All significant inter-company balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
Railway Revenues – Rail revenue is recognized as freight moves from origin to destination.
Realty Land Sales – Revenue is recognized in accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”, (SFAS 66) upon closing of sales contracts for sale of land or upon settlement of legal proceedings such as condemnations.
Realty Rental Income – Revenue is recognized upon commencement of rental and lease contracts. The Company uses the straight-line method for recording rental revenues over the life of the lease contracts, which contain rent escalations or free rent periods.
Construction Contracts – The Company recognizes profits on the percentage-of-completion contract method by multiplying a percentage (costs incurred to date divided by total estimated costs) by estimated profit (contract price of job minus total estimated costs) otherwise known as the cost-to-cost method.

Allowance for Doubtful Accounts
Allowance for doubtful accounts are recorded by management based upon the Company’s various businesses’ historical experience of bad debts to sales, analysis of accounts receivable aging, and specific identification of customers in financial distress; i.e., bankruptcy, poor payment record, etc. The consolidated bad debt reserve was approximately $2.6 million and $2.2 million at December 31, 2006 and 2005, respectively.
Materials and Supplies
New materials and supplies are stated principally at average cost which is not in excess of replacement cost. Used materials are stated at an amount, which does not exceed estimated realizable value.
Properties
Railway properties are stated at historical cost and are depreciated and amortized on the straight-line method over the estimated useful lives. The Railway uses the mass asset method of accounting for fixed assets. The majority of road properties’ depreciation is based on lives ranging from 10 to 50 years, and equipment properties on lives varying from 3 to 50 years. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.
During 2003, FECR commenced an “engineering and economics” based study of its principal right-of-way and equipment assets to develop a multi-year maintenance and replacement plan and associated estimates of the assets’ remaining lives. The engineering studies segregated the equipment and right-of-way assets into the following major groupings: locomotives, rolling stock and equipment (e.g., hoppers, flatcars, auto racks, trailers, etc.), bridges, and track structure (rail, ties, ballast, and other track material). These studies were finalized in the following periods: locomotives and rolling stock – second half of 2004; bridges – first quarter of 2005; and track structure – fourth quarter of 2005.
The locomotive and rolling stock studies indicated no substantive changes in the annual maintenance or capital replacement programs. The bridge study indicated no substantive change in the depreciable lives and generally, bridges would continue to be depreciated over a 61.5-year life. The bridge study also indicated that while FECR’s bridge assets are in acceptable operational condition based on the Company’s continuing maintenance and inspection programs, FECR is entering a 10 to 20 year period where, based on the age and construction materials used, certain bridges will be studied further, monitored and possibly replaced. The management team does not expect replacement costs for bridges to materially alter its normative annual capital budget, however this estimate is subject to change, and such changes could be material. Overall, the study indicated the track system to be in good condition. The change in depreciable lives as a result of the life study is expected to increase annual depreciation by approximately $0.7 million.
Real estate properties are stated at historical cost. Depreciation is computed using the straight-line method over estimated asset lives of 15 years for land improvements and 12 to 40 years for buildings and building improvements. Tenant improvements are generally depreciated over the term (1 to 15 years) of the related lease agreement for financial reporting purposes. Financial assets and intangible assets associated with real estate acquisitions are generally amortized over the remaining life of the underlying leases. Intangible assets acquired in the Codina transaction, of approximately $11.6 million, consist of $10.8 million attributed to customer relationships in place on the acquisition date and $0.8 million related to Armando Codina’s three-year non-compete agreement. This non-compete agreement runs for three years after Mr. Codina’s employment with the Company ends. The customer relationships are being amortized over 7 years and the non-compete agreement over 3 years, for a weighted average life of 6.7 years. Amortization related to intangible assets for each year 2007 through 2011 is $3.4 million, $3.3 million, $2.6 million, $2.6 million and $2.5 million, respectively and $4.0 million thereafter.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by comparison of the carrying amount to the undiscounted net cash flows expected to be generated by the asset.
The Company capitalizes interest during the construction of new facilities (e.g., buildings) and it is amortized over the life of the asset. During 2006, 2005 and 2004, $2.4 million, $2.7 million and $3.5 million, respectively, of interest was capitalized.
At December 31, 2006, Flagler had 23 acres under contract, which are expected to sell during 2007. The carrying value of this acreage is classified as assets held for sale on the December 31, 2006 consolidated balance sheet.

Earnings Per Share
The diluted weighted-average number of shares includes the net shares that would be issued upon the exercise of “in-the-money” stock options, and vesting of dilutive unvested restricted stock and contingent shares, using the treasury stock method. Applying the treasury stock method, the “in-the-money” stock options resulted in the dilution of 152,500 shares, 302,914 shares, and 687,088 shares for the years ended December 31, 2006, 2005 and 2004, respectively. “Out-of-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period were 202,016 shares, 313,573 shares and 767,940 shares for the years ended December 31, 2006, 2005 and 2004, respectively.
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
As part of the Codina acquisition, 1,295,399 shares of treasury stock were identified as contingent shares. These shares earn dividends but continue to be included in treasury stock on the Consolidated Balance Sheet until such time as the shares become issuable. During the second and fourth quarters of 2006 certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released.
The effect of adopting SFAS 123R did not have a material affect on the diluted number of shares used in the treasury stock method.
Cash, Cash Equivalents and Restricted Cash
For purposes of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts and overnight repurchase agreements having original maturities of less than three months.
Cash and cash equivalents at December 31, 2006 consisted of $1.4 million of property sale proceeds held in escrow for possible tax deferred reinvestment in other property and $3.7 million of funds on hand and invested in money market funds or short-term securities.
Restricted cash at December 31, 2006 was $0.4 million. This included $0.2 million held in escrow for the Gables Office Building Project and $0.2 million for dividend distributions on contingent shares held in escrow.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carry forwards and alternative minimum tax credit carry forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.
Real Estate Infrastructure Costs
The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Natural Disaster Costs
The Florida East Coast Railway, LLC suspended service early Sunday, October 23, 2005, in anticipation of the arrival of Hurricane Wilma. Rail service was disrupted for approximately two weeks due to widespread power outages that prevented automatic grade crossing warning systems and railroad signals from operating. All scheduled rail service resumed on November 7, 2005 after all sections of track power was restored and all rail crossings passed inspection.
The Railway (Railway segment) incurred approximately $3.6 million of total hurricane costs related to clean-up costs, property damage, grade crossing operations, support and additional train crew costs as a result of trains operating at reduced speeds for hurricanes experienced in 2005. The Railway estimates that it will incur an additional $0.1 million incremental hurricane costs which are expected to be covered by insurance. The Railway received $5.9 million in insurance claim recoveries during 2006 related to utility service interruption ($3.7 million) and recovery of physical damage and extra expense incurred ($2.2 million). The Company also received an insurance recovery of $0.2 million in 2006 for Railway real estate asset physical damage and extra expense incurred related to the 2005 hurricanes.
Several of Flagler Development Group’s buildings located in Flagler Station sustained damage from Hurricane Wilma, primarily roofs and landscaping. The total damage (cash outlays) was $7.5 million, of which approximately $3.9 million has been recovered from insurance to offset expenses and to replace damaged assets. Approximately $0.7 million is expected to be recovered from tenants. There was additional damage due to Hurricane Katrina that was less than $0.1 million.
The American Institute of CPAs (AICPA) issued Technical Practice Aide (TPA) §5400.05 in September 2005, which provides guidance on the accounting treatment of natural disaster related costs. TPA §5400.05 does not allow recognition of a natural disaster related cost until such time that the cost is a legal obligation of the Company. Accordingly, the Company has recorded those costs where a legal obligation was present at December 31, 2006 and December 31, 2005. However, in an effort to provide a more complete accounting for the cost of the hurricane damages, management provides the table below. This table reflects the total estimated cost and expected recoveries related to the hurricane damage. The table also shows costs and recoveries reflected on the operating results and capital accounts for the year ended 2006 and since the hurricanes affected the Company.

2005 and 2006 HURRICANE COST AND RECOVERY SUMMARY

	Total
	Estimated	Cost (Recovery)	Cost (Recovery)
	Cost and	recognized	recognized
(dollars in thousands)	(Recovery)	in 2006	since inception
Railway
Operating expenses (Hurricane Costs)	3,696	990	3,596
Hurricane recoveries (net) (1)	(997)	(380)	(997)
Insurance recovery – Physical damage and extra expenses	(2,302)	(2,202)	(2,202)
Utility service interruption insurance settlement	(3,732)	(3,732)	(3,732)

Hurricane recoveries, net of expenses	(3,335)	(5,324)	(3,335)

Railway Realty Rental
Operating expenses (Hurricane Costs)	461	177	461
Insurance recovery – Physical damage	(195)	(195)	(195)

Hurricane recoveries, net of expenses	266	(18)	266

Flagler
Flagler CAM recoveries associated with Hurricane	(680)	(337)	(680)
Capital expenditures (Properties)	6,060	5,781	6,060

Operating expenses (Hurricane Costs)	1,418	646	1,418
Asset write-off due to replacement (2)	1,937	1,750	1,937
Insurance proceeds	(3,862)	(3,862)	(3,862)

Hurricane recoveries, net of expenses	(507)	(1,466)	(507)

(1)	Hurricane recoveries (net) represent amounts recovered from various municipalities located along the Railway’s right-of-way and other governmental authorities for reimbursement for operation of rail crossings during the outage and for related repairs of those crossings.

(2)	Represents assets (primarily roofs) most of which have been replaced during 2006 and their related write-off of remaining net book value.
Allocation of Acquisition Costs
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
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. As the result of this acquisition, the Company paid $66 million in cash to Mr. Codina for certain property interests, repaid $31 million of debt assumed in the acquisition, issued 288,518 shares of stock to certain Codina Group employees and issued 3,008,830 shares of stock, of which 1,996,064 shares were issued to Mr. Codina (includes 282,633 shares of contingent consideration earned during the second and fourth quarters 2006) and the balance held in escrow awaiting the satisfaction of certain contingencies. The majority ($100.0 million) of acquisition costs were allocated to various tangible assets and liabilities (including cash, accounts receivable, land, investments in joint ventures, accounts payable, accrued expenses, landfill closure liability, debt and deferred tax liabilities). Costs of $11.6 million were allocated to intangible assets (e.g., customer relationships and non-compete) with the remaining $21.8 million allocated to goodwill.
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

Impairment of Long-lived Assets
The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At December 31, 2006, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible value of assets acquired. Under the guidance of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews the recoverability of goodwill on an annual basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management’s opinion, no impairment exists at December 31, 2006.
Cost Capitalization
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
Contingencies
It is the Company’s policy to reserve for certain contingencies consisting primarily of various claims and lawsuits resulting from its operations. In the opinion of management, appropriate reserves have been made for the estimated liability that is probable of resulting from disposition of such matters. Management’s opinion and ultimately the reserve recorded in the financial statements are based on known facts and circumstances. In certain circumstances, management uses the services of outside counsel to help evaluate the facts and circumstances and considers their professional judgment in establishing the appropriate reserve. The ultimate resolution of these contingencies may be for an amount greater or less than the amount estimated by management.
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock options and other equity-based compensation using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by FASB Statement 123R “Share-Based Payment” (Statement 123R) for fiscal years beginning after June 15, 2005. The Company uses the modified prospective approach in its adoption and transition to Statement 123R. Statement 123R generally requires that an entity account for equity-based compensation costs and transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The adoption of this standard has not materially affected the financial statements of the Company.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation for all years presented:

	Years Ended December 31
(dollars in thousands, except per share amounts)	2006	2005	2004
Net income — as reported	63,119	49,366	80,598

Stock-based compensation expense included in reported income for all stock option awards (net of related tax effects)	22	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(22)	(342)	(785)

Pro forma net income	63,119	49,024	79,813

Earnings per share:
Basic – as reported	$1.84	$1.53	$2.33
Basic – pro forma	$1.84	$1.52	$2.31

Diluted – as reported	$1.83	$1.52	$2.29
Diluted – pro forma	$1.83	$1.50	$2.27
Additionally, the Compensation Committee of the Board of Directors award grants of restricted stock to the executive management team and other members of management. Grants of restricted stock were 435,322 shares, 291,791 shares and 151,269 shares in 2006, 2005 and 2004, respectively. Compensation expense is recognized pro rata over the vesting period based on the market price of the stock at the time of grant. In connection with the Codina acquisition, the Company granted 288,518 shares of restricted stock to certain Codina employees who became employees of the Company on the acquisition date, April 27, 2006. The restricted stock granted will vest 25% after one year, and the remaining 75% will vest three years from the date of the grant. Total compensation expense for the 2006, 2005 and 2004 restricted stock grants, if fully vested over their related vesting period, would be $23.1 million, $12.4 million and $5.5 million, respectively. The increase in 2005 compensation expense relates to restricted stock granted to Mr. Adolfo Henriques at the time of his appointment as Chairman, President, and Chief Executive Officer, retention grants awarded to the officers of the Company during the first quarter 2005, and the year-over-year increase in costs associated with grants from the stock incentive plan. The increase in 2006 resulted primarily from the compensation expense of restricted stock granted to employees of the Codina Group in connection with the acquisition.
Comprehensive Income
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. For the years presented, the Company’s comprehensive income equaled net income. SFAS 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company’s financial position or results of operations.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company will be required to apply FIN 48 with its fiscal year beginning January 1, 2007. The Company has not yet completed its analysis, however, the Company does not expect the implementation of FIN 48 to have a material effect on the financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will be required to apply

SFAS 157 with its fiscal year beginning January 1, 2008. The adoption of SFAS 157 is not expected to materially affect the financial statements of the Company.
Note 5. Discontinued Operations
In accordance with Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), components of Flagler that meet certain criteria have been accounted for as discontinued operations. Therefore, income or loss attributable to the operations and sale of the components classified as discontinued operations are presented in the statement of income as discontinued operations, net of applicable income taxes.
Discontinued operations for Flagler for 2004 include the gains on the sales and the related operations of an office building and an industrial building.

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Summary of Flagler’s Operating Results of Discontinued Operations
Flagler realty rental revenues	—	—	718
Flagler realty rental expenses	—	—	545

Operating income	—	—	173
Interest income	—	—	—

Income before income taxes	—	—	173
Income taxes	—	—	(67)

Income from operation of discontinued operations	—	—	106

Gain on disposition of discontinued operations, net of taxes of $1.7 million for the year ended December 31, 2004.	—	—	2,590

During 2006, the Company and Odyssey Telecorp, Inc. (Odyssey) agreed to a resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.6 million, as a $5.7 million gain on disposition of discontinued operations.
Note 6. Investments in Joint Ventures
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
Investments in Consolidated Joint Ventures – As of December 31, 2006, joint ventures that have been included in the Consolidated Financial Statements consisted of:
▪	Downtown Doral (CM Doral Development Company LLC) – A venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. The Company has an interest in a partnership (Codina Doral Ltd) with Armando Codina and his children, which holds a 50.1% interest in this venture.
All balances and financial results for this entity are included in the accompanying Consolidated Financial Statements, with the outside partner’s 49.9% ownership shown as minority interest. All significant inter-company balances and transactions have been eliminated in consolidation.
Investments in Unconsolidated Joint Ventures – As of December 31, 2006, the Company’s investments in unconsolidated joint ventures accounted for under the equity method of accounting consisted of:
▪	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. AMB Codina Beacon Lakes, LLC owns the Beacon Lakes development, except for the 57 acres described herein. AMB Codina Beacon Lakes LLC is owned 21.2% by the Company and 78.8% by an affiliate of AMB Properties. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres. Beacon Village is owned by Beacon Village LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties. During 2006, 2.5 acres of land was sold by Beacon Lakes. Additionally, both partners sold their interest in Building 10, a 192,476 sq. ft. building, to an affiliate of AMB Properties. The Company’s investment in this joint venture at December 31, 2006 was $32.5 million.

Portions of the infrastructure within the project are owned by Beacon Lakes Community Development District (CDD). The CDD, a local government district operating in accordance with Chapter 190 of the Florida Statutes, purchased these infrastructure assets by issuing tax-exempt bonds. The bonds are serviced by special assessment taxes levied on property within the park. The infrastructure is collateral for the obligations and such assessments, with AMB Codina Beacon Lakes LLC paying the assessments on the parcels owned by the partnership until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The bond liability of the CDD at December 31, 2006 is $53.6 million and is not included in the chart below.

▪	Flagler Corporate Center (Boca 54 Land Associates LLC) — On May 31, 2006, the Company entered into and owns a 20% interest in a venture with an affiliate of TIAA – CREF that owns a 54-acre land parcel with entitlements for 941,000 sq. ft. of office space located in the City of Boca Raton. On November 20, 2006, Flagler announced a build-to-suit transaction to develop Office Depot’s new 624,000 square foot global headquarters. The headquarters complex will be on 29 acres. The Company’s investment in this joint venture at December 31, 2006 was $9.8 million.
The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the date presented:

(dollars in thousands)	December 31,
(Unaudited)	2006
Assets:
Real estate, net	120,395
Other assets	17,588

Total assets	137,983

Liabilities and partners’ equity:
Mortgage notes payable	30,967
Other liabilities	7,500
Partners’ equity	99,516

Total liabilities and partners’ equity	137,983

The following is a combined summary of the operating results of the entities accounted for using the equity method for the period presented from the date of acquisition (April 27, 2006):

Period Ended
(dollars in thousands)	December 31,
(Unaudited)	2006
Rental income	1,674
Gain on sale	1,270

Total revenue	2,944

Operating and other expenses	478
Interest expense, net	695
Depreciation expense	300

Total expense	1,473

Net income	1,471

Note 7. Properties
Properties consist of:

	Years Ended December 31,
(dollars in thousands)	2006	2005
FECR Properties (1)
Road equipment and structures	472,279	442,954
Buildings	2,680	13,234
Equipment	201,066	203,188
Land and land improvements	22,279	12,562
Fiber	3,200	3,200
Construction in progress	3,268	7,018

	704,772	682,156
Less accumulated depreciation	276,731	279,121

	428,041	403,035

Flagler (1)
Land and land improvements	371,523	240,149
Buildings	506,335	469,833
Equipment	7,322	3,193
Construction in progress	66,648	13,039

	951,828	726,214
Less accumulated depreciation	199,797	168,242

	752,031	557,972

Corporate
Equipment	15,399	15,077
Construction in progress	136	1,570

	15,535	16,647
Less accumulated depreciation	13,146	12,498

	2,389	4,149

(1)	Included in the December 31, 2006 and 2005 amounts, respectively, are $0.1 million and $0.8 million of FECR properties and $2.7 million and $9.0 million of Flagler properties, respectively, for land that is held for sale.
Real estate properties, having a net book value of $446.2 million at December 31, 2006 are leased under non-cancelable operating leases with expected aggregate rental revenues over the lease term of $532.1 million, which are receivable in years 2007 — 2011 in the amounts of $97.9 million, $95.2 million, $82.5 million, $62.2 million, $51.0 million, respectively, and $143.3 million thereafter.
Note 8. Investments and Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2006 consisted of $1.4 million of property sale proceeds held in escrow for possible tax deferred reinvestment in other property and $3.7 million of funds on hand and invested in money market funds or short-term securities.
At December 31, 2005, $23.1 million of §1031 escrow funds were available for reinvestment. In addition, $23.6 million of land sale proceeds were added to the §1031 escrow funds during 2006. When the Codina acquisition closed on April 27, 2006 the entirety of Flagler’s and FECR’s escrowed funds were utilized for the acquisition of certain Codina properties. At December 31, 2006, proceeds of $1.4 million from a fourth quarter 2006 land sale were held in escrow.
Restricted cash at December 31, 2006 was $0.4 million. This included $0.2 million held in escrow for the Gables Office Building Project and $0.2 million for dividend distributions on contingent shares held in escrow.

Note 9. Income Taxes
Total income taxes were allocated as follows:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Income from continuing operations	29,598	29,006	49,806
Gain from operation of discontinued operations	—	—	67
Gain on disposition of discontinued operations	3,576	—	1,656

	33,174	29,006	51,529

The components of income tax expense were as follows:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Current
Federal	25,155	21,568	3,477
State	—	—	—

	25,155	21,568	3,477
Deferred
Federal	5,732	5,040	40,541
State	2,287	2,398	7,511

	8,019	7,438	48,052

Income Taxes	33,174	29,006	51,529

Tax benefits of $2.8 million, $4.5 million and $3.2 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2006, 2005 and 2004, respectively.
Income tax expense differed from the amounts computed by applying the statutory federal income tax rate to pretax income as a result of the following:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Amount computed at statutory federal rate	33,702	27,429	45,396
State taxes (net of federal benefit)	1,487	2,802	4,746
Non-deductible related to 162(m) compensation	610	761	1,070
Tax credit related to rail right-of-way maintenance	(1,690)	(1,916)	—
Charitable contribution of building value in excess of sale proceeds	(2,012)	—	—
Other (net)	1,077	(70)	317

	33,174	29,006	51,529

On October 20, 2006, the Company completed the sale of the corporate headquarters property, located in St. Augustine, Florida to Flagler College, resulting in a $4.8 million gain. The cash sales price was $10 million and the Company will claim a charitable contribution that will result in approximately $2.0 million of tax benefit on its federal tax returns for the difference between the appraised fair market value and the sales price, as required under federal tax regulations. The fair market value over the cash sales proceeds and charitable contribution has been netted into the gain.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31
(dollars in thousands)	2006	2005
Deferred Tax Assets
Allowance for doubtful accounts	987	842
Tax benefit for equity compensation	3,136	80
Accrued casualty and other liabilities	4,041	3,192
Deferred revenue	2,190	147
State NOL tax carry forward	2,887	4,588
Other	2,768	2,768

Total deferred tax assets	16,009	11,617

Deferred Tax Liabilities
Properties, principally due to differences in depreciation	111,300	115,247
Deferred gain on land sales	83,202	67,858
Straight-line rent	9,506	8,608
Amortization of intangible assets	3,816	—
Investment in joint ventures	7,609	—
Other	3,775	5,800

Total deferred tax liabilities	219,208	197,513

Net deferred tax liabilities	203,199	185,896

On April 10, 2006 the Internal Revenue Service (IRS) notified the Company that the audit of the 2000 – 2002 federal tax returns was complete. The 2002 tax return included the sale of EPIK Communications Incorporated (EPIK) and the resulting $75 million tax refund associated with the loss from this sale and received by FECI. Based on the settlement with the IRS of the 2000 – 2002 tax years, the Company has paid the IRS approximately $5.4 million of income tax associated with deductions to be allowed in periods subsequent to 2002. These benefits (future deductions) are now reflected in the deferred tax accounts. Additionally, $1.2 million of interest was paid to the IRS. This interest amount had no effect on net income during the year as the amounts were previously provisioned.
During 2006, the Company amended its state tax returns for the years 2000 – 2002 to reflect audit adjustments related to the 2000 – 2002 federal audit. These amendments resulted in the payment of $0.5 million of income tax. An additional $0.2 million of interest was paid which had no effect on net income for the year as the amount was previously provisioned.
During 2006, certain reclassifications between net deferred income tax liabilities and current taxes payable were made due to the IRS audit, the SAB 108 cumulative adjustments (as further described in Note 14) and normal changes in filing posture.
At December 31, 2006, the Company estimated its state net operating loss carry forward for state purposes to be $80.8 million, which expires at the end of 2022. The related tax asset of $2.9 million is reflected in the above analysis of Deferred Tax Assets. The Company has not provided any valuation allowance with respect to this asset as it believes its realization is “more likely than not,” given estimates of future taxable income and available tax planning strategies. However, the Company cannot guarantee that it will be able to realize this asset or that future valuation allowances will not be required.
Note 10. Segment Information
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

FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statements of income. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned.
FECR has three primary aggregate customers with operations in south Florida whose aggregate revenues represent approximately 28% of FECR’s total annual revenues. One customer represents approximately 20% of freight revenues. FECR’s revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply, efficiently and effectively, this natural raw material. While there are no assurances, FECR’s customers expect to have adequate reserves of minable aggregate material to satisfy demand in the foreseeable future.
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
Following the initial order, the court held evidentiary hearings to consider whether to issue any interim orders to limit or cease aggregate mining under the permits which are the subject of the lawsuit. The hearings were completed in the fourth quarter of 2006; briefs have been filed. It is unknown when a ruling regarding current mining activities will be issued and, if one were issued, what the scope of it would be and what the impact on the Railway’s business would be. In 2006, aggregate loads accounted for approximately $76.5 million or 29% of the Railway’s revenue.
In addition, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment shown as “railway realty”.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.

Information by industry segment:

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Operating Revenues
Railway operations	264,093	237,870	200,762
Flagler:
Realty rental revenues	97,091	85,508	68,572
CAM recoveries associated with hurricane costs	337	343	93

Total realty rental revenues	97,428	85,851	68,665
Realty services revenues	43,146	704	148
Land use revenues	667	795	772

Total Flagler realty rental and services revenues	141,241	87,350	69,585
Flagler realty sales	42,618	24,820	99,677
Railway realty rental revenues	3,690	3,488	3,028
Railway realty sales	6,605	8,818	5,135

Total realty	194,154	124,476	177,425

Total Revenues (segment)	458,247	362,346	378,187
Intersegment revenues	(45)	—	—

Total Revenues (consolidated)	458,202	362,346	378,187

Operating Profit (Loss)
Railway operations	78,471	63,729	47,326
Realty	28,229	40,922	97,986
Corporate general & administrative	(16,259)	(22,388)	(15,080)

Segment & consolidated operating profit	90,441	82,263	130,232

Loss from investment in unconsolidated joint ventures	(970)	—	—
Minority interest	81	—	—
Interest income	1,565	1,659	1,124
Interest expense	(20,378)	(20,105)	(16,671)
Gain on sale of asset	4,787	—	—
Other income	11,478	14,555	13,023

	(3,437)	(3,891)	(2,524)

Income before income taxes	87,004	78,372	127,708

(Prior year results have been reclassified to conform to current year presentation)

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Identifiable Assets
Transportation — Railway	470,849	444,647	426,300
Realty	895,968	627,232	594,234
Corporate	28,009	65,865	42,659

	1,394,826	1,137,744	1,063,193

Capital Expenditures
Transportation — Railway	45,275	39,239	30,280
Realty (1)	107,165	132,711	79,867
Corporate	465	2,802	1,404

	152,905	174,752	111,551

Depreciation & Amortization
Transportation — Railway	22,668	22,054	20,360
Realty	35,999	32,381	26,825
Corporate	991	1,042	1,584

	59,658	55,477	48,769

(1)	2006 includes $8.6 million of accrued capital expenditures
Note 11. Other Long-Term Liabilities
The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the consolidated financial statements for the estimated liability that is probable of resulting from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures, particularly at FECR. These lawsuits are related to alleged bodily injuries sustained by Railway employees or third parties, employment related matters such as alleged wrongful termination and commercial or contract disputes, including disputes related to real estate, property management and bankruptcies.
The Company is subject to proceedings and consent decrees arising out of its historic disposal of fuel and oil used in the transportation business. The Company has on-going groundwater treatment systems at its major yard facilities. It is the Company’s policy to accrue environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted.
The Company participated, together with other parties (working group), in the remediation of a former waste oil disposal site in Jacksonville, Florida pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The construction phase was completed in 2006. The site will have on-going maintenance requirements for an extended period of time. The working group has pre-funded 100% of the expected maintenance costs. The Company does not anticipate any additional costs for this site.
The Company has identified a limited area in its Jacksonville rail yard where soil is contaminated with a constituent of a solvent. The Company is removing the impacted soil. The total estimated cost is $346,000, of which approximately 50% has already been incurred.
The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. Consulting environmental and geotechnical engineering firms have evaluated the expected costs of closure. The expected cost of $24.2 million is included in other long-term liabilities as of December 31, 2006.
The Company monitors a small number of sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of the sites, and the ability to seek contribution or indemnification from the potentially responsible parties (PRPs), the Company does not expect to incur material additional costs, if any.
It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company.
Note 12. Retirement Plans
The Company sponsors two 401(k) plans. Contributions are at the employee’s discretion with upper limits of 25% of compensation before taxes, subject to maximum limits imposed by the IRS (generally, $15,000 in 2006), and an additional contribution up to 10% of after-tax compensation, also subject to maximum limits imposed by the IRS. Total contributions in 2006, including the Company’s match if any, were limited by IRS regulations to $44,000.
Subsequent to the acquisition of Codina Group, Inc., eligible Codina employees were offered the opportunity to enroll in the Florida East Coast Salary Deferral Plan (the “FECI Salary Deferral Plan”). The assets of Codina’s former plan, Codina Group, Inc. Savings and Protection Plan (the “Codina Plan”) were merged with the FECI Salary Deferral Plan in the third quarter of 2006.
401(k) Plan for Salaried Employees – The amounts of matching contributions by the Company for this plan covering the years 2006, 2005 and 2004 were approximately $0.6 million, $0.5 million and $0.5 million, respectively. In accordance with the terms of the plan, the Company matched the employee’s contributions $1.00 for $1.00 up to the first $1,200 contributed by the employee in 2006, 2005 and 2004. For employee contributions in excess of $1,200, the Company matched $0.25 for every $1.00 in pretax employee contributions up to the IRS maximum limits.
401(k) Plan for Hourly Wage Employees and/or Employees Covered by Collective Bargaining Agreement – This is a limited contributory plan that was instituted in April 1995. In 2002, train and engine hourly employees became eligible for a Company matching contribution of $0.20 for every $1.00 of employee contributions up to $200 annually. In 2006 boilermakers, electricians, machinists, shop laborers and signal and communication workers also became eligible for the same matching contributions. The amounts of matching contributions by the Company for this plan covering the years 2006, 2005 and 2004 were $23,000, $20,000 and $15,000, respectively.

Pension Plan – The Company adopted a non-funded defined benefit plan covering nine previous officers of the Company in 1998. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The Company curtailed this plan in 1999, causing no additional benefits to accrue to covered officers. At December 31, 2006, 2005 and 2004, accrued liabilities related to the contract benefit obligation were $3.4 million, $3.6 million and $3.4 million, respectively. The decrease in the contract benefit obligation at December 31, 2006 primarily relates to the increase in discount rate for 2006. The Company also incurred benefit costs related to interest of $0.3 million in each of the years 2006, 2005 and 2004, respectively.
Supplemental Employee Retirement Plan – Effective March 28, 2005, the Company established and adopted a Supplemental Executive Retirement Plan (the “Plan”). The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company. This Plan shall be un-funded for tax purposes and for purposes of Title I of ERISA. The sole participant in the Plan at this time is Mr. Adolfo Henriques, Chairman, President and Chief Executive Officer.
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
Note 13. Stock-Based Compensation
Prior to fiscal 2006, the Company accounted for stock options and other equity-based compensation using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by FASB Statement 123R “Share-Based Payment” (Statement 123R) for fiscal years beginning after June 15, 2005. The Company uses the modified prospective approach in its adoption and transition to Statement 123R. Statement 123R generally requires that an entity account for equity-based compensation costs and transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The adoption of this standard has not materially affected the financial statements of the Company.
The Company has a shareholder approved long-term incentive program (the “Plan”) under which the Compensation Committee of the Board of Directors makes equity awards. The Company has not granted stock options under this Plan since 2003. Additionally, at December 31, 2006 and December 31, 2005 the number of unvested stock options was approximately 840 and 19,000, respectively. In all periods presented (2004 – 2006), awards under the Plan have been grants of restricted stock. In addition, the Company has an “Employee Stock Purchase Plan” (“ESPP”) that allows all employees to purchase shares of the Company at a 15% discount with purchases not to exceed 10% of the participant’s base-salary. Contributions are limited to $25,000 annually. The discount on shares purchased during the periods ended December 31, 2006, 2005 and 2004 was approximately $70,000, $30,000 and $29,000, respectively.
The amount of unvested restricted stock granted to employees is generally based on the achievement of various performance targets related to the operational and financial performance of the Company. Excluding the restricted shares granted to certain Codina employees, all restricted shares are granted as new common shares as authorized under the Plan. All restricted shares granted to Codina employees have been issued from the Company’s treasury stock. Grants of restricted stock generally vest over a service period of three to four years. Vesting generally occurs pro-rata over the service period. The employee upon leaving service forfeits unvested restricted shares, unless otherwise accelerated pursuant to employment agreements. At December 31, 2006, the number of authorized shares that could be awarded in the future was 1,903,680 shares.

In connection with the Codina acquisition, the company granted 288,518 shares of restricted stock to certain Codina employees who became employees of the Company on the acquisition date, April 27, 2006. The restricted stock granted will vest 25% after one year, and the remaining 75% will vest three years from the date of the grant.

	Years Ended December 31
(dollars in thousands)	2006		2005		2004
Stock compensation cost for share-based payment plans:
Stock options	36		458	(1)	2,009	(2)
Restricted stock	12,561	(3)	9,442	(1)	2,810
Employee Stock Purchase Plan	70		—		—

	12,667		9,900		4,819

Amount of related income tax benefit recognized	4,877		3,811		1,855

(1)	2005 included costs associated with the appointment of Mr. Adolfo Henriques as Chairman, President and Chief Executive Officer and termination benefits provided to Mr. Robert W. Anestis. These expenses totaled $9.1 million and included $5.3 million of additional equity compensation, which is included in the above amounts.

(2)	In a 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2 million with respect to the Transaction, which is included in the above amount.

(3)	Included in this amount is $1.6 million of accelerated vesting related to the former President of Flagler Development Group and another former employee.
The fair value compensation cost ($36,000 for the year ended December 31, 2006) of unvested stock options was determined using historical Black Scholes input information at the time of grant: 2003 — 2001. These inputs included expected dividend yield between 0.61% and 0.37%, expected volatility between 37% and 22%, risk free interest rate between 4.4% and 2.3% and expected term in years of 3.8 years.
Stock Options

			Weighted
			Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted	Contractual	(dollars in
	Shares	Average Price	Term	thousands)
Outstanding balance at December 31, 2005	616,487	$31.78	3.5	—
Changes during the year:
Granted	—	—	—	—
Exercised	(340,825)	$30.95	—	—
Forfeited	(1,098)	$32.39	—	—
Expired	(2,571)	$21.09	—	—

Outstanding balance at December 31, 2006	271,993	$32.84	2.9	$7,277

Exercisable at December 31, 2006	271,153	$32.87	2.9	$7,248

The total intrinsic-value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $7.2 million, $11.8 million and $8.3 million, respectively.

Non-Vested Restricted Stock

		Weighted Average
		Grant Date Fair
(dollars in thousands, except per share amounts)	Number of Shares	Value
Outstanding balance at December 31, 2003	204,397	$29.01
Changes during the year:
Granted	151,269	$36.35
Vested	(102,855)	$27.96
Forfeited	(21,714)	$31.41

Outstanding balance at December 31, 2004	231,097	$34.25
Changes during the year:
Granted	291,791	$42.66
Vested	(107,065)	$34.09
Forfeited	(60,033)	$38.72

Outstanding balance at December 31, 2005	355,790	$40.40
Changes during the year:
Granted	435,322	$53.29
Vested	(147,529)	$40.14
Forfeited	(7,297)	$47.58

Outstanding balance at December 31, 2006	636,286	$49.24

The total fair-value of shares vesting was $7.3 million, $4.5 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in all the years presented:

	Years Ended December 31
(dollars in thousands, except per share amounts)	2006	2005	2004
Net income — as reported	63,119	49,366	80,598

Stock-based compensation expense included in reported income for all stock option awards (net of related tax effects)	22	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards (net of related tax effects)	(22)	(342)	(785)

Pro forma net income	63,119	49,024	79,813

Earnings per share:
Basic – as reported	$1.84	$1.53	$2.33
Basic – pro forma	$1.84	$1.52	$2.31

Diluted – as reported	$1.83	$1.52	$2.29
Diluted – pro forma	$1.83	$1.50	$2.27
In a 2004 transaction (the “Transaction”) initiated at the request of the Board of Directors, the Company cancelled vested, in-the-money stock options (the “Options”) to acquire 144,000 shares of the Company’s common stock held by the Company’s former Chief Executive Officer (“CEO”), Robert W. Anestis. The embedded value of the Options (fair market value less strike price) was $2.0 million. The embedded value, less applicable tax withholding, was paid in common stock. The CEO was issued 36,407 shares (valued at $35.06, which was the closing price on February 27, 2004). The stock, together with applicable withholdings, represents the pre-tax embedded value. Because the original stock option award was cancelled and the Company replaced this award with FECI common stock, in accordance with FASB Interpretation No. 44, the Company was required to recognize compensation expense in the amount of $2.0 million with respect to the Transaction.
In May of 2002, the Company’s shareholders adopted the Florida East Coast Industries, Inc.’s Employee Stock Purchase Plan (ESPP) with an effective date of July 1, 2002. The purpose of the Purchase Plan is to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its Common Stock. The Purchase Plan is an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. Any employee of the Company or a designated subsidiary of the Company (including officers and any directors who are also employees) whose customary employment is at least 20 hours per week and more than five months in any calendar year will be eligible to participate in the Purchase Plan for any Offering Period. Offering Period means each calendar quarter of the year. All eligible employees who elect to participate in the Purchase Plan will authorize the Company to make payroll deductions of a specified fixed dollar amount or whole percentage from 1% to 10% of the employee’s compensation (limited to $25,000 annually) as defined in the Purchase Plan. As of the last day of each Offering Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of Common Stock of the Company. The purchase price of each share will be equal to 85% of the lesser of the Fair Market Value of a share of Common Stock on either the first or last day of the Offering Period. The total amount of common stock for purchase under the Plan is 750,000 shares, with 715,834 shares remaining at December 31, 2006.
Assets and activities of the Plan are provided in the following statements:
Statement of Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2006	2005
Assets
Cash	5.0	2.1
Investments in FECI stock at fair value	1,247.9	624.2

Total assets available for benefit	1,252.9	626.3

Statement of Changes in Net Assets Available for Benefits
(dollars in thousands)

	Years Ended December 31
	2006	2005
Additions
Employee contributions	523.6	243.0
Dividends	3.8	2.5
Unrealized gain on Plan assets (FECI stock)	339.6	54.8

	867.0	300.3

Deductions
Benefits paid to participants	240.4	110.9

Net increase	626.6	189.4
Net assets available for benefit at beginning of year	626.3	436.9

Net assets available for benefit at end of year	1,252.9	626.3

Note 14. Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both the “rollover” method, which focuses primarily on the income statement impact of misstatements and the “iron-curtain” method, which focuses primarily on the balance sheet impact of misstatements. The Company’s previous accounting policy was to evaluate misstatements under the rollover method. The transition provisions of SAB 108 permit the Company to adjust retained earnings for the cumulative effect of misstatements that were previously deemed immaterial in prior years using the previous method but material under the criteria in SAB 108 when using both methods. The Company was required to adopt SAB 108 in the fourth quarter of 2006.
FECI has historically determined its deferred tax liability balance by adjusting the prior year balance for current year activity. During 2006, the Company confirmed that the income tax provision amounts included in the income statements for all periods presented in the 2006 Form 10-K back to 2001 were correctly stated under the roll-over method. However, under the iron-curtain method, the Company determined the January 1, 2006 balance of its deferred tax liability on the balance sheet was misstated. This amounted to a prior year overstatement of $4.7 million.
In addition, the Company has historically recorded smaller annual payments related to land rents and fiber, pipe and wire-crossing income to revenue as the payments were received. Based on the Company’s approach for assessing misstatements prior to the adoption of SAB 108, the Company had previously concluded that these amounts were immaterial to the income statement under the rollover method. After reviewing the amounts relative to their balance sheet impact, the Company has determined that, as of January 1, 2006, deferred revenue was understated by $1.9 million and deferred income tax and retained earnings were overstated by $0.7 million and $1.2 million, respectively.
Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. FECI believes the impact of these deferred income tax and deferred revenue misstatements were immaterial to prior fiscal years under the rollover method. However, under SAB 108, which the Company was required to adopt for the year ended December 31, 2006, FECI must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the aggregate of the cumulative deferred income tax and deferred revenue misstatements are material to the Company’s 2006 consolidated financial statements and, therefore, the Company has recorded an adjustment to its opening January 1, 2006 retained earnings balance in the amount of $3.5 million, in accordance with the implementation guidance in SAB 108. FECI considers the effect of these misstatements on its previously filed income statements including the quarterly income statements of 2006, to be immaterial, and such statements have not been adjusted.
The total cumulative impact is as follows:

Retained Earnings	$3.5 million
Deferred Revenue	$1.9 million
Deferred Income Taxes	$(5.4) million
Note 15. Quarterly Financial Data (Unaudited)

	2006
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues (1)	108,282	107,026	106,844	136,050
Operating expenses (3)	92,847	82,879	88,168	103,867
(Loss) income from investment in unconsolidated joint ventures	(979)	67	(58)	—
Minority interest	43	34	4	—
Interest income	301	153	496	615
Interest expense	(5,061)	(5,134)	(5,057)	(5,126)
Gain on sale of assets (4)	4,787	—	—	—
Other income	3,203	2,363	3,719	2,193
Income from continuing operations	14,040	13,492	11,149	18,725
Income (loss) from discontinued operations (net of taxes) (2)	—	(111)	5,824	—
Net income	14,040	13,381	16,973	18,725
Diluted net income per share – continuing	$0.40	$0.38	$0.31	$0.57
Diluted net income per share – discontinued	—	—	$0.17	—
Diluted net income per share	$0.40	$0.38	$0.48	$0.57

	2005
(dollars in thousands, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31
Operating revenues (1)	109,763	86,673	83,027	82,883
Operating expenses (3)	76,166	67,244	65,256	71,417
Interest income	542	374	336	407
Interest expense	(5,284)	(5,074)	(5,073)	(4,674)
Other income	2,923	2,383	2,997	6,252
Income from continuing operations	20,166	10,725	10,404	8,071
Income from discontinued operations (net of taxes)	—	—	—	—
Net income	20,166	10,725	10,404	8,071
Diluted net income per share – continuing	$0.61	$0.32	$0.32	$0.25
Diluted net income per share – discontinued	—	—	—	—
Diluted net income per share	$0.61	$0.32	$0.32	$0.25

(1)	Operating revenues for the quarter ending December 31, 2006 included realty sales of large parcels of $1.8 million. December 31, 2005 included sales of large parcels of land for $22.0 million.

(2)	Represents resolution of all outstanding matters relating to the sale by the Company of stock of EPIK Communications to Odyssey and resulted in a payment to the Company of $9.3 million, net of related expenses, and is recorded, net of taxes of $3.6 million, as a $5.7 million gain on disposition of discontinued operations.

(3)	Includes $(5.3) million and $2.0 million at the Railway and $(1.5) million and $1.0 million at Flagler of hurricane (recoveries)/expenses, net, for December 31, 2006 and 2005, respectively.

(4)	Represents sale of corporate headquarters in St. Augustine for cash proceeds of $10.0 million net of carrying costs of $5.2 million. Proceeds and costs reflected net of charitable contribution impact.

Note 16. Other Income

	Years Ended December 31
(dollars in thousands)	2006	2005	2004
Pipe & wire-crossings/signboards	4,433	5,235	6,441
Fiber lease income	7,038	7,083	6,952
Air rights income	688	3,049	—
Other (net)	(681)	(812)	(370)

	11,478	14,555	13,023

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire-crossings/signboards” as it is earned. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway’s right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The year-end December 31, 2006 and December 31, 2005 results include one-time income of $0.7 million and $3.0 million, respectively, associated with the sale of air rights and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Note 17. Debt and Other Commitments
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At December 31, 2006, $332.8 million was outstanding on these notes. Buildings and properties, having a carrying value at December 31, 2006 of $266.5 million, net of accumulated depreciation of $159.0 million, collateralize these notes. The mortgage notes carry both fixed rates (various; ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 6.37% at December 31, 2006). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At December 31, 2006, the Company considers the estimated fair market value of the mortgage notes to be $343.3 million.
On February 22, 2005, the Company entered into a new unsecured $150 million, 5-year revolving credit agreement with a syndication of banks. The new credit facility provides a more favorable interest rate and terms and replaces the Company’s previous $200 million credit agreement. The Company pays (quarterly) commitment fees, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at December 31, 2006, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At December 31, 2006, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.41 to 1.00. In addition there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At December 31, 2006, there were no borrowings outstanding on this facility.
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
On October 16, 2006 the Company amended its existing credit agreement to allow the execution of a forbearance agreement/guarantee of repair by Flagler Development Company. The forbearance agreement was related to a windstorm coverage requirement under the Company’s mortgage debt agreements.
The Company owns interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Beacon Lakes (AMB Codina Beacon Lakes, LLC), has debt outstanding of $30.9 million as of December 31, 2006 consisting of $19.7 million on a $35 million construction revolver with Wells Fargo Bank, $11.2 million on a $22.3 million land and construction loan from AMB Properties LP. In addition there is $0.8 million in various letters of credit outstanding. The Company has guaranteed $5.2 million of the combined debt and outstanding letters of credit. The $35 million construction revolver has a maturity of October 2007 with a one-year extension remaining. The $22.3 million land and construction loan has a maturity of April 2007 with a one-year extension. The Letters of Credit carry various maturity dates. Additionally, the Beacon Lakes project includes the Beacon Lakes Community Development District (CDD). This CDD has financing outstanding of $53.6 million from special assessment bonds (series 2003A) carrying an interest rate of 6.9% and a maturity date of May 2035.
From time to time, the Company puts in place performance bonds and conditional payment bonds in support of various projects. As of December 31, 2006, the Company has provided performance bonds and conditional payment bonds totaling $44.8 million, consisting of $19.9 million for the Medical Office Building at Kendall Town & Country project and $24.9 million for the 1800 N. Military Trail project. Both bonds have a maturity date one year after substantial completion of the respective project. As of December 31, 2006 the Company was in compliance with the terms of these bonds.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at December 31, 2006 was $1.4 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
Annual maturities of long-term debt at December 31, 2006 of $334.2 million, and the related interest, are as follows:

(dollars in thousands)
Year	Amount
2007	5,519
2008	84,864
2009	4,763
2010	5,049
2011	233,962
Thereafter	—

Total Debt Principal Obligation	334,157
Amount representing future interest	85,442

Long-Term Debt Obligation	419,599

The Company leases various pieces of equipment (primarily trailers) under five to ten-year leases that expire in 2009. Future minimum payments under the capital leases, which are recorded as other liabilities are as follows:

(dollars in thousands)
Year	Amount
2007	164
2008	169
2009	163
Net minimum lease payments	496
Amount representing interest	43

Obligation under capital leases	539

The Company is obligated under several non-cancelable operating leases covering its facilities and equipment (primarily trailers and office & computer equipment). In December 2006, the Railway signed an operating lease for four new locomotives, which were delivered in December 2006. The lease terms are from one to ten years. Future minimum payments under the leases are as follows:

(dollars in thousands)
Year	Amount
2007	5,095
2008	2,443
2009	1,897
2010	1,449
2011	1,263
Thereafter	38,177

The Company’s principal operating lease obligation is a 99 year ground lease of real property in Coral Gables, Florida, which was assumed in the Codina acquisition upon which the Company is constructing an office building which will be used by Flagler and FECI. One third of the building will be owned and occupied by a bank. Future minimum payments under the lease are $0.4 million in 2007 and would be $34.3 million in total. Subsequent to year-end, the Company exercised its option to terminate the ground lease for the land under the Sevilla building by exchanging a condominium interest in one-third of the building with the bank in exchange for a two-thirds condominium interest in the underlying land. If not terminated, this ground lease accounts for $34.3 million of the operating lease obligations shown above of which $32.6 million is due in 2012 and beyond.
The Board of Directors authorized the expenditure of up to $75 million to repurchase its outstanding common stock through a program of open market purchases and privately negotiated transactions. On August 13, 2004, the Company purchased 5.5 million shares of common stock from The Alfred I. duPont Testamentary Trust and The Nemours Foundation for $34.50 per share or approximately $191 million. These repurchased shares are now shown on the consolidated balance sheets as treasury stock. This transaction exhausted the remaining $72 million that existed under the previous $75 million stock repurchase authorization. As a result, on August 4, 2004, the Board of Directors authorized the expenditure of $40 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions.
At December 31, 2006, the Company had commitments for letters of credit outstanding in the amount of $2.6 million. In addition, the Company had other commercial commitments of $62.2 million related to construction contracts.
FECR committed $1.5 million to jointly fund an overpass over the Medley branch tracks to give access to warehouse space without crossing the Railway at grade. The landowner and a customer also committed funding to this project. Construction estimates are $2.4 million higher than originally contemplated; it is not known if the project will go forward.
As of December 31, 2006, Railway had forward purchase contracts of 2.3 million gallons of fuel for delivery from January 2007 to December 2007 for an average purchase price of $2.21 per gallon before taxes and freight. This represents 15% of the estimated consumption for year 2007. The Company accounts for these purchases as it takes delivery of the fuel.
In May 2004 the Bush Administration signed the EPA Clean Air Non-road Diesel Rule, which requires stringent pollution controls on diesel engines used in industries such as construction, agriculture and mining. The Clean Air Non-road Diesel Rule requires a decrease in the sulfur content of diesel fuel. High sulfur diesel fuel contains approximately 5,000 parts per million (ppm) of sulfur content. This Rule requires the reduction of the level of sulfur to 500 ppm (low sulfur diesel fuel) effective June 2007 for non-road, locomotive and marine (NRLM) diesel fuels. Due to the small refiner and credit provisions of the ruling, the Railway may be able to purchase high sulfur diesel fuel, if available, until June 1, 2010, however the supply of high sulfur diesel fuel is uncertain after May 31, 2007. By June 2010, the sulfur content has to be reduced to 15 ppm (ultra-low sulfur diesel) for non-road fuel, and by June 2012 for locomotive and marine fuels. Due to this Rule, the fuel supply market has been changing to accommodate for the demand for low sulfur diesel fuel. The market for low sulfur diesel fuel is evolving and will have uncertainties as demand for fuel changes over the next several months.
On September 23, 2005, the Company entered into a $3.6 million materials agreement with GE Transportation for the purchase of 74 sets of Ultra Cab II signaling equipment to be delivered through December 31, 2009. Ultra Cab is a locomotive hardware/software onboard car signal decoder. This equipment will replace the current software, which has reached its life expectancy. As of December 31, 2006, the outstanding commitment left remaining on the contract is $1.7 million.
Note 18. Subsequent Events
In January 2007 the Company entered into a joint venture (CM Lejuene LLLP) with an affiliate of JPMorgan in which the Company now retains a 30% interest in a project to develop and construct a headquarters building for Burger King in Coral Gables, FL. The venture subsequently purchased two acres of land from City National Bank on which to construct 225,000 sq. ft. of office and 23,000 sq. ft. of retail space. Burger King had previously signed a long-term lease for the office portion of the building that will commence upon its completion. Additionally, the joint venture partners have signed a contract to sell the project, with the lease in place, upon completion of the building.
On January 25, 2007, the Company amended its existing credit agreement to allow performance bonds and performance and completion guarantees, issued in the normal course of business which may be required in the Company’s role as development partner and/or general contractor in several joint ventures and for third party work, to be excluded from the definition of traditional guarantees and to establish a cap on the total dollars that would be permitted.

In February 2007, the Company exercised its option to terminate the ninety-nine year ground lease with City National Bank for the land under the 45,000 sq. ft. Sevilla office building by exchanging a condominium interest in one-third of the newly constructed building in exchange for a two-thirds condominium interest in the underlying land. (See Note 17 for further discussion).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
Management Annual Report on Internal Control Over Financial Reporting
The management of FECI is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

▪	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
FECI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
On April 27, 2006, the Company acquired Codina Group and certain related property interests held directly or indirectly by Armando Codina. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 testing and evaluation as of and for the year ended December 31, 2006 did not include internal controls over financial reporting for the acquired operations of the Codina Group with total assets of $185.4 million and total revenues of $42.3 million. Codina Group is included in the Company’s Consolidated Financial Statements as of December 31, 2006 and for the period from April 27, 2006 to December 31, 2006. The Company is in the process of incorporating the internal controls and procedures of Codina Group into the Company’s internal controls over financial reporting.
Based on our assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria, except as it relates to Codina as described in the previous paragraph.
The Company’s independent registered public accounting firm has issued an attestation on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida East Coast Industries, Inc.
We have audited management’s assessment, included in the accompanying Management Annual Report, on Internal Control Over Financial Reporting, that Florida East Coast Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Florida East Coast Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Florida East Coast Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Florida East Coast Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control – Integrated Framework issued by COSO.
Florida East Coast Industries, Inc. and subsidiaries acquired Codina Group Inc. and certain related property interests (Codina) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 Codina’s internal control over financial reporting associated with total assets of $185.4 million and total revenues of $42.3 million included in the consolidated financial statements of Florida East Coast Industries, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Florida East Coast Industries, Inc. also excluded an evaluation of the internal control over financial reporting of Codina.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Florida East Coast Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Jacksonville, Florida
February 26, 2007
Certified Public Accountants

Changes in Internal Control over Financial Reporting
On April 27, 2006, the Company acquired Codina Group and certain related property interests held directly or indirectly by Armando Codina. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 testing and evaluation as of and for the year ended December 31, 2006 did not include internal controls over financial reporting for the acquired operations of the Codina Group. Codina Group is included in the Company’s Consolidated Financial Statements as of December 31, 2006 and for the period from April 27, 2006 to December 31, 2006. The Company is in the process of incorporating the internal controls and procedures of Codina Group into the Company’s internal controls over financial reporting.
There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Election of Directors,” under the sub-captions “Committees” (including the information appearing under “Audit Committee”) and “Corporate Governance” under the caption “Board of Directors and Board Committees”, Section 16(a) “Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Proxy Statement), containing the information required by this Item 10 is incorporated herein by reference.
The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The Code of Conduct is available on the Company’s website at http://www.feci.com. Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website within four business days and will be maintained for at least twelve months thereafter. The Company’s Corporate Governance Guidelines and the Charters of its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also available on the Company’s website. This information is also available in print form via mail by request to the Company.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination, Death, Disability or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Compensation Committee Report” in the Proxy Statement contains the information required in this Item 11 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, contains the information required in this Item 12 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement contains the information required in this Item 13 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accounting fees and services that will be provided under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement, contains the information required in this Item 14 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report.
2. Exhibits
The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
[ITEM 14(a) 3(b)]

Reference
Form 10-K
Page Nos.
Consolidated Statements of Income for each of the three years ended December 31, 2006	54

Consolidated Balance Sheets as of December 31, 2006 and 2005	55

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2006	56

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	57 – 58

Notes to Consolidated Financial Statements	59 – 84

Report of Independent Registered Public Accounting Firm	85

Financial Statement Schedule:

II — Valuation Reserves

III — Real Estate and Accumulated Depreciation
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
Financial statements and schedules of FECI (not consolidated) are omitted since it is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interests or registered securities.

FLORIDA EAST COAST INDUSTRIES, INC.
INDEX TO EXHIBITS - [ITEM 13(a) 3]

S-K ITEM 601	DOCUMENTS
2 (i)	Codina acquisition documents.	(7)

3 (i)	Second Amended and Restated Articles of Incorporation.	(1)

3 (ii)	Amended and Restated By-Laws.	(1)

4	Amended and Restated Rights Agreement.	(1)

10(a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(2)

10(b)	Distribution and Recapitalization Agreement.	(5)

10(c)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks.	(3)

10(d)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers.	(4)

10(e)	2002 Stock Incentive Plan, as amended.	(12)

10(f)	FECI 2002 Employee Stock Purchase Plan.	(9)

10(g)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Group and Metropolitan Life Insurance Company.	(10)

10(h)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers.	(11)

10(i).1 – 10(i).4	Employment and Change in Control Agreements dated February 10, 2005, effective March 28, 2005, and Restricted Stock and Supplemental Employee Retirement Plan (SERP) Participant Agreements, dated March 28, 2005 between FECI and Adolfo Henriques.	(6)

10(j)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	(6)

10(k)	Codina acquisition documents.	(7)

10(l)	First Amendment to Credit Agreement dated April 27, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(13)

10(m)	Employment and Change in Control Agreements dated April 27, 2006, effective April 27, 2006, between FECI and Armando Codina.	(8)

10(n)	Restricted stock agreement dated May 3, 2006 between FECI and Jorgé San Miguel.	(14)

10(o)	Representative restricted stock agreement between FECI and certain employees of Codina Group.	(15)

10(p)	Second Amendment to Credit Agreement dated, October 16, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(16)

10(q)	Third Amendment to Credit Agreement dated, January 26, 2007, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.

10(r)	Terms and Provisions relating to Restricted Stock Awards under the Florida East Coast Industries, Inc. 2002 Stock Incentive Plan (as amended and restated effective June 5, 2005).

10(s)	Representative Restricted Stock Award

21	Subsidiaries of Florida East Coast Industries, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1 – 31.2	Section 302 Certifications.

32.1	Section 906 Certification

(1)	Amended and Restated Articles of Incorporation of the Registrants, Amended and Restated By-Laws of the Registrant and Amended and Restated Shareholder Rights Agreement, dated April 27, 2006, as were filed on Form 8-K (all incorporated by reference as an Exhibit to the Form 8-K) with the Securities and Exchange Commission on April 28, 2006 (File No. 001-32866).

(2)	This document dated February 22, 2005, is filed as exhibit 10 to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

(3)	These documents are filed as exhibits 10.1 – 10.8 on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and exhibits 10.1 – 10.6 on November 8, 2001.

(4)	This document is filed as exhibit 10.7 on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

(5)	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

(6)	These documents dated February 10, 2005 and March 28, 2005, are filed as exhibits 10(c.1) – 10(c.4) to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

(7)	These documents dated January 5, 2006 are filed as exhibits to Form 8-K with the Securities and Exchange Commission on January 11, 2006 and exhibits to Form 8-K with the Securities and Exchange Commission filed on April 28, 2006.

(8)	These documents dated April 27, 2006 are filed as exhibits 99.1 and 99.2 to Form 8-K with the Securities and Exchange Commission on May 2, 2006.

(9)	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

(10)	These documents, dated August 10, 2004, are filed as exhibits 10.1 – 10.7 on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

(11)	This document dated August 25, 2004, is filed as exhibit 10(c) to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

(12)	This document, dated June 2, 2005, is filed as exhibit 10(g) to Form 10-K with the Securities and Exchange Commission on March 1, 2006. (Registration No 333-90894)

(13)	This document, dated April 27, 2006, is filed as exhibit 10(n) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(14)	This document, dated May 3, 2006, is filed as exhibit 10(p) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(15)	This document is filed as exhibit 10(q) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(16)	This document is filed as exhibit 10(p) to Form 10-Q with the Securities and Exchange Commission on November 3, 2006.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2007.

FLORIDA EAST COAST INDUSTRIES, INC.
(Registrant)

/s/ Daniel H. Popky Daniel H. Popky, Executive Vice President and Chief Financial Officer

/s/ Amy Bramlitt Amy Bramlitt
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ A. Henriques A. Henriques, Chairman, President, Chief
Executive Officer and Director

/s/ A. Codina A. Codina, President, Chief Executive	/s/ D. M. Foster D. M. Foster, Director
Officer, Flagler Development Group and Director

/s/ J. E. Jordan	/s/ G.H. Lamphere

J.E. Jordan, Director	G. H. Lamphere, Director

/s/ J. Nemec	/s/ J. Perez.

J. Nemec, Director	J. Perez, Director

/s/ W. L. Sanders, Jr.	/s/ R. Sugranes

W. L. Sanders, Jr., Director	R. Sugranes, Director

/s/ George Zoffinger George Zoffinger, Director
Date: February 26, 2007