Form 10-Q
period 2007-03-31
Florida East Coast Industries, Inc.
filed 2007-05-10
CIK 1360951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32866
FLORIDA EAST COAST INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	20-4427296

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10151 Deerwood Park Blvd, Bldg. 100, Suite 360
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock-no par value	35,939,132 shares

FLORIDA EAST COAST INDUSTRIES, INC.

PART I
Item 1. Financial Statements
FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31	December 31
	2007	2006
Assets
Current Assets:
Cash and cash equivalents (Note 15)	4,002	5,096
Restricted cash (Note 15)	284	424
Accounts receivable (net)	42,530	41,501
Accounts receivable from related parties (Note 13)	3,062	5,381
Materials and supplies	6,024	5,145
Assets held for sale (Note 11)	2,820	2,820
Deferred income taxes	1,348	2,166
Prepaid expenses	11,068	11,578
Straight line rent	5,124	4,929

Total Current Assets	76,262	79,040

Long Term Assets:
Properties, less accumulated depreciation and amortization (Note 12)	1,199,205	1,179,641
Investment in unconsolidated real estate joint ventures (Note 3)	43,939	42,262
Goodwill (Note 2)	36,635	37,003
Intangible assets, less amortization (Note 2)	17,767	18,448
Prepaid commissions	14,022	14,033
Straight line rent	20,494	19,715
Other assets	4,699	4,684

Total Long Term Assets	1,336,761	1,315,786

Total Assets	1,413,023	1,394,826

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	51,377	73,794
Taxes payable (Note 14)	9,742	2,037
Deferred revenue	10,338	10,215
Short-term debt (Note 8)	5,603	5,519
Other accrued liabilities	12,501	14,586

Total Current Liabilities	89,561	106,151
Deferred Income Taxes (Note 14)	206,667	205,365
Long-Term Debt (net of current portion) (Notes 8 and 18)	350,751	328,638
Other Long-Term Liabilities	35,973	35,865
Minority Interest in Joint Ventures (Note 3)	6,000	5,571

Shareholders’ Equity
Common Stock: (Notes 10 and 18)	179,747	175,433
Common stock, no par value; 150,000,000 shares authorized, 40,166,180 shares issued and 35,939,132 shares outstanding at March 31, 2007 and 39,944,902 shares issued and 35,717,854 shares outstanding at December 31, 2006.

Amounts shown net of un-amortized (expected weighted-average amortization period of 2.3 years) restricted stock deferred compensation of $31,257 and $21,355, respectively.
Retained earnings	679,347	672,826
Treasury stock at cost (4,227,048 shares at March 31, 2007 and at December 31, 2006. March 31, 2007 and December 31, 2006 treasury stock includes 1,012,766 contingent shares)	(135,023)	(135,023)

Total Shareholders’ Equity	724,071	713,236

Total Liabilities and Shareholders’ Equity	1,413,023	1,394,826

See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31
	2007	2006
Operating revenues:
Railway operations	59,824	67,068
Realty rental and services	47,575	24,423
Flagler CAM recoveries associated with hurricane costs (Note 4)	—	137

Total realty rental and services	47,575	24,560
Realty sales (Note 11)	460	44,422

Total revenues (segment)	107,859	136,050
Intersegment revenues	(134)	—

Total revenues (consolidated)	107,725	136,050

Operating expenses:
Railway operations	45,456	47,872
Hurricane costs (net of recoveries) (Note 4)	—	355

Total railway operations	45,456	48,227
Realty rental and services	41,907	21,231
Hurricane costs (net of recoveries) (Note 4)	—	373

Total realty rental and services	41,907	21,604
Realty sales (Note 11)	85	30,628
Corporate general & administrative	4,579	3,408

Total expenses (segment)	92,027	103,867
Intersegment expenses	(134)	—

Total expenses (consolidated)	91,893	103,867

Operating profit	15,832	32,183

Interest income	47	615
Interest expense	(4,915)	(5,126)
Other income (Note 7)	3,290	2,193
Income from investment in unconsolidated joint ventures	189	—
Minority interest in loss of consolidated joint ventures	57	—

	(1,332)	(2,318)

Income before income taxes	14,500	29,865
Provision for income taxes (Note 14)	(5,463)	(11,140)

Net income	9,037	18,725

Earnings Per Share
Net income — basic	$0.26	$0.57
Net income — diluted	$0.26	$0.57

Average shares outstanding — basic	35,127,651	32,796,096
Average shares outstanding — diluted	35,256,576	32,998,557
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31
	2007	2006
Cash Flows from Operating Activities
Net income	9,037	18,725
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	15,669	14,337
Non-cash compensation	36	15
Gain on disposition of properties, including those discontinued	—	(13,794)
Deferred taxes	1,888	(1,428)
Stock compensation expense (Note 9)	4,013	2,389
Changes in operating assets and liabilities:
Accounts receivable	1,290	(2,766)
Prepaid expenses	259	(921)
Materials and supplies	(879)	(311)
Straight line rent	(974)	(995)
Prepaid commissions	(1,308)	(1,674)
Other assets and deferred charges	814	518
Accounts payable	(10,802)	(12,000)
Taxes payable	7,705	17,184
Deferred revenue	123	7,856
Other current liabilities	(2,085)	(1,415)
Other long-term liabilities	108	(374)

Net cash generated by operating activities	24,894	25,346

Cash Flows from Investing Activities
Purchases of properties and equipment	(45,116)	(41,907)
Investment in unconsolidated real estate joint ventures	(1,677)	—
Decrease in restricted cash	140	—
Proceeds from disposition of assets	481	45,110

Net cash (used in) provided by investing activities	(46,172)	3,203

Cash Flows from Financing Activities
Borrowings from long-term debt	3,345	—
Borrowings from five-year revolving credit facility (Note 8)	20,200	—
Payment of mortgage debt	(1,348)	(1,271)
Payment of dividends	(2,516)	(1,994)
Proceeds from exercise of options	510	6,722
Tax benefit associated with equity-based compensation	774	1,581
Purchase of common stock	(1,210)	(1,684)
Investment by minority interest	429	—

Net cash provided by financing activities	20,184	3,354

Net (Decrease) Increase in Cash and Cash Equivalents	(1,094)	31,903
Cash and Cash Equivalents at Beginning of Period	5,096	75,990

Cash and Cash Equivalents at End of Period	4,002	107,893

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	1,900	300
Cash paid for interest	5,726	5,664
(Prior year results have been reclassified to conform to current year presentation)
See accompanying notes to consolidated financial statements (unaudited).

FLORIDA EAST COAST INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. General
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all accruals and adjustments considered necessary to present fairly Florida East Coast Industries, Inc.’s (the Company or FECI) financial position as of March 31, 2007 and December 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Results for interim periods are not necessarily indicative of the results to be expected for the year. The consolidated balance sheet as of December 31, 2006 included herein has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 2. Acquisition of Codina Group and Related Interests
On April 27, 2006, the Company acquired privately held Codina Group, Inc. and certain related property interests held directly or indirectly by Mr. Armando Codina. The initial consideration included $66 million of cash for certain property interests, assumption or repayment of $31 million of debt and the issuance of 1,713,431 shares at $44.60 per share, as valued at the date of the acquisition announcement, to Mr. Codina and 288,518 shares (as further described in Note 9) at an average price of $54.90 per share, as valued at the grant date, to certain Codina employees. In addition, Mr. Codina may receive additional contingent consideration based upon achievement of certain value-based milestones. These milestones include 706,581 shares tied to certain land use approvals, $29.2 million upon certain partnership distributions from a joint venture, 471,055 shares based on cumulative FECI stock price improvements of up to an additional $27.00 per share during the five year period after the acquisition; and 117,763 shares are dependent on the Company agreeing to move forward with a proposed residential development. All equity related to the Codina acquisition has been issued from the Company’s treasury stock. The purchase price is subject to post-closing adjustments based on certain closing conditions and upon the common stock price on the date when certain of the contingencies are satisfied. An escrow agent holds the contingent equity. During the second and fourth quarters of 2006, certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released to Mr. Codina. An additional 3,860 shares were issued in the fourth quarter of 2006 based on a working capital adjustment.
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
In addition to Codina Group, the transaction included the following projects under current and future development in South Florida:
100% Owned
•	Beacon Countyline, 497 acres in Hialeah; future plans are for the creation of a large industrial and office park.

•	Beacon Commons, 92 acres in Doral: future site of a retail, office and residential development.

•	Sevilla Office Building, a 45,000 sq. ft. office building in Coral Gables, Florida.

Joint Ventures
•	Beacon Lakes, a 480-acre industrial park, including five industrial buildings and entitlements for an additional 6.0 million sq. ft. in West Dade. The Company owns a 21.2% interest in a venture with an affiliate of AMB Properties that owns the Beacon Lakes development, except for the 57 acres described herein. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres known as Beacon Village. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties.

•	Red Road Commons, a proposed 50% interest in a venture with an affiliate of Fairfield Properties, Inc. to build 407-unit residential apartments on land to be leased in South Miami.

•	Downtown Doral (formerly Beacon City Center), a venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. In January 2007, the venture exercised the option and purchased the Denver Office Building and associated land. The venture will convert this building to office condominiums for sale.

•	2701 LeJeune Road, a 30% interest in a venture with an affiliate of JPMorgan to acquire land and construct a 15-story, 246,800 sq. ft. building for a major corporate headquarters. JPMorgan and the Company entered into the venture agreement in January 2007. The venture has an agreement to sell the building upon completion. (See Note 18).
Purchase Price Allocations — The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The following table presents the allocation of the aggregate purchase price for the acquisition based on the estimated fair values as of April 27, 2006, the acquisition date:

(dollars in thousands)	April 27, 2006

Cash	4,125
Other current assets	16,576
Property and equipment, net	161,116
Goodwill	21,784
Intangible assets	11,600
Investments in joint ventures	30,699
Other assets	293

Assets acquired	246,193

Current liabilities	25,731
Acquired debt	30,117
Other long-term debt	1,009
Deferred tax liabilities	18,663
Other liabilities	24,200
Minority interest in joint ventures	4,216

Liabilities assumed	103,936

Net assets acquired	142,257

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
The balance of goodwill at March 31, 2007 and December 31, 2006 was $36.6 million and $37.0 million, respectively. During 2006, goodwill was increased by $15.2 million for contingent shares issued during the year to Mr. Codina as contingent factors were met. During 2007, goodwill was decreased as the result of allocating $0.6 million of the original purchase price to a land purchase option and to a signed lease agreement, net of the related tax effect, of $0.2 million. Both the land purchase option and the signed lease agreement have been assigned to the joint venture, which owns 2701 LeJeune Road.

Pro Forma Financial Information — The following table sets forth the results of operations of the Company for the quarter ended March 31, 2007 and the un-audited pro forma results of operations of the Company for the quarter ended March 31, 2006. The un-audited pro forma financial information summarizes the results of operations for the period indicated as if the Codina acquisition had occurred at the beginning of the period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	Three Months
(dollars in thousands, except per share amounts)	Ended March 31
	2007	2006
		(Pro Forma)
Revenue	107,725	157,589
Net income	9,037	19,099
Earnings per share:
Basic	$0.26	$0.55
Diluted	$0.26	$0.55
The pro forma amounts above reflect the elimination of all inter-company transactions between Flagler Development Group and Codina Group Inc., assuming the acquisition occurred as of January 1, 2006. Amortization of intangible assets acquired and restricted stock has been included in the above amounts. It is assumed, for all periods presented, that $30.1 million of debt has been repaid and related interest reversed. The pro forma net earnings above reflect an income tax provision at the Company’s consolidated tax rate for each respective period.
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
Investments in Consolidated Joint Ventures — As of March 31, 2007, joint ventures that have been included in the Consolidated Financial Statements consisted of:
•	Downtown Doral (CM Doral Development Company, LLC) — A venture with an affiliate of JPMorgan that holds an exclusive option to acquire and redevelop a 77-acre property in Doral for residential and commercial uses. The Company has an interest in a partnership (Codina Doral Ltd) with Armando Codina and his children, which holds a 50.1% interest in this venture. In January 2007, the Downtown Doral joint venture issued $3.3 million of debt to an affiliate of JPMorgan and purchased the Denver Office Building and associated land from a separate affiliate of JPMorgan. The venture will convert this building to office condominiums for sale.
All balances and financial results for this entity are included in the accompanying Consolidated Financial Statements, with the outside partner’s 49.9% ownership shown as minority interest. All significant inter-company balances and transactions have been eliminated in consolidation.
Investments in Unconsolidated Joint Ventures — As of March 31, 2007, the Company’s investments in unconsolidated joint ventures accounted for under the equity method consisted of:
•	Beacon Lakes, a 480-acre industrial park, including five industrial buildings of which one is under construction and one office building under construction. The venture holds entitlements for an additional 5.8 million sq. ft. in West Dade. AMB Codina Beacon Lakes, LLC owns the Beacon Lakes development, except for the 57 acres described herein. AMB Codina Beacon Lakes, LLC is owned 21.2% by the Company and 78.8% by an affiliate of AMB Properties. Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres. During the first quarter of 2007, the first three units were sold. Beacon Village is owned by Beacon Village, LLC, which is owned 50% by the Company and 50% by an affiliate of AMB Properties. During 2006, Beacon Lakes sold 2.5 acres of land. Additionally, during 2006, both partners sold their interest in Building 10, a 192,476 sq. ft. building, to an affiliate of AMB Properties. The Company’s investment in this joint venture at March 31, 2007 was $33.0 million.

Portions of the infrastructure within the project are owned by Beacon Lakes Community Development District (CDD). The CDD, a local government district operating in accordance with Chapter 190 of the Florida Statutes, purchased these infrastructure assets by issuing tax-exempt bonds. The bonds are serviced by special assessment taxes levied on property within the park. The infrastructure is collateral for the obligations and such assessments, with AMB Codina Beacon Lakes LLC paying the assessments on the parcels owned by the partnership until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The bond liability of the CDD at March 31, 2007 is $53.0 million.

•	Boca 54 Land Associates, LLC — On May 31, 2006, the Company entered into and owns a 20% interest in a venture with an affiliate of TIAA — CREF that owns a 55-acre land parcel with entitlements for 941,000 sq. ft. of office space located in the City of Boca Raton. On November 20, 2006, Flagler announced a build-to-suit transaction to develop Office Depot’s approximately 624,000 sq. ft. global headquarters. The headquarters complex will be on 29 acres. The Company’s investment in this joint venture at March 31, 2007 was $10.4 million.

•	CM LeJeune, LLLP — On January 9, 2007, the Company entered into and owns a 30% interest in a venture with an affiliate of JP Morgan. Assets associated with this project, including the land purchase option, the lease agreement with a major corporation and all project assets were removed from the Company’s Consolidated Financial Statements during the quarter. The Company accounts for its investment in this venture using the equity method. During the quarter, the venture acquired land from City National Bank in Coral Gables, Florida on which it is constructing a 15-story, 246,800 sq. ft. building for a major corporate headquarters. The venture has an agreement to sell the building upon completion. The Company’s investment in this joint venture at March 31, 2007 was $0.5 million. (See Note 18).
Note 4. Impact from Hurricanes
The Railway (Railway segment) incurred approximately $0.4 million of total hurricane costs (net) in first quarter 2006 related to clean-up costs and property damage for hurricanes experienced in 2005.
Several of Flagler Development Group’s buildings located in Flagler Station sustained damage from Hurricane Wilma in October 2005, primarily roofs and landscaping. During the first quarter 2006, Flagler recorded $0.1 million of CAM recoveries associated with Hurricane Wilma and $0.2 million of hurricane expenses (net).
Note 5. Commitments and Contingencies
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
The Company participated, together with other parties (working group), in the remediation of a former waste oil disposal site in Jacksonville, Florida pursuant to an agreement with the United States Environmental Protection Agency (USEPA). The construction phase was completed in 2006. The site will have on-going maintenance requirements for an extended period of time. The working group has pre-funded 100% of the expected maintenance costs. The Company does not anticipate any material additional costs for this site.
The Company identified a limited area in its Jacksonville rail yard where soil was contaminated with a constituent of a solvent. The Company has removed the impacted soil. The total expected cost to remediate is approximately $346,000. Soil samples will be taken to confirm that the remediation is complete.

The Beacon Countyline project acquired in the Codina acquisition transaction on April 27, 2006, consists of 497 acres of vacant land in Hialeah, Florida. Approximately 400 acres of the site were previously operated as a permitted construction and demolition debris disposal facility. While certain portions of the site have been closed in accordance with applicable regulations, a significant portion of the site still needs to be closed in accordance with regulations of Miami-Dade Department of Environmental Resources Management. The closure activities consist primarily of clearing, compaction and providing a cover for the landfill. Consulting environmental and geotechnical engineering firms have evaluated the expected costs of closure. The expected cost of $24.2 million is included in other long-term liabilities as of March 31, 2007 and December 31, 2006.
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
Note 6. Dividends and Stock Repurchase
On February 22, 2007, the Company declared a dividend of $0.07 per share on all issued and outstanding common stock. The dividend was payable March 22, 2007 to shareholders of record as of March 8, 2007. The determination of the amount of future cash dividends, if any, to be declared and paid by the Company will depend upon, among other things, the Company’s financial condition, funds from operations, level of capital expenditures, future business prospects and other factors deemed relevant by the Board of Directors.
Dividend distributions on contingent shares related to the Codina acquisition are not reflected as dividends but are recorded as restricted cash until such time as the shares are released.
On August 4, 2004, the Board of Directors authorized the expenditure of $40.0 million to repurchase common stock from time to time through a program of open market purchases and/or privately negotiated transactions. As of March 31, 2007, $2.3 million of stock had been repurchased through this program.
Note 7. Other Income

	Three Months Ended
(dollars in thousands)	March 31
	2007	2006
Pipe & wire-crossings/signboards	1,274	674
Fiber lease income	1,761	1,759
Air rights income	470	—
Other (net)	(215)	(240)

	3,290	2,193

FECR generates income from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. This income is recorded in other income as “pipe and wire crossings/signboards” as it is earned. Pipe and wire crossing income increased $0.6 million quarter-over-quarter due to timing differences related to annual contracts. FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the Railway’s right-of-way. This income is recorded in other income as “fiber lease income” as it is earned. The first quarter 2007 results include one-time income associated with the grant of air rights easements to the Florida Department of Transportation for overhead highway projects.

Note 8. Debt
Flagler has issued $352 million of mortgage notes due on varying dates from 2008 through 2011. At March 31, 2007, $331.4 million was outstanding on these notes. Buildings and properties, having a carrying value at March 31, 2007 of $263.4 million, net of accumulated depreciation of $163.1 million, collateralize these notes. The mortgage notes carry both fixed rates (various; ranging from 5.27% to 7.39%) and variable rates (1.0% over the 90 day LIBOR index; 6.36% at March 31, 2007). Repayments of principal and interest are payable monthly based upon a thirty-year amortization schedule.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2007, the Company considers the estimated fair market value of the mortgage notes to be $341.5 million.
The Company has an unsecured $150 million, 5-year revolving credit agreement with a syndication of banks, which it entered into in February 2005. Commitment fees are paid quarterly, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company is in compliance with all such covenants. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2007, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At March 31, 2007, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.28 to 1.00. In addition, there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At March 31, 2007 and December 31, 2006, there were $20.2 million and $0 million, respectively, of borrowings outstanding under this facility.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at March 31, 2007 and December 31, 2006 was $1.5 million and $1.4 million, respectively. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
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
The Company owns interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Beacon Lakes (AMB Codina Beacon Lakes, LLC), has debt outstanding of $32.8 million as of March 31, 2007, consisting of $21.6 million on a $35 million construction revolver with Wells Fargo Bank, and $11.2 million on a $22.3 million land and construction loan from AMB Properties, LP. In addition, there are $1.6 million in various letters of credit outstanding. The Company has guaranteed $5.6 million of the combined debt and outstanding letters of credit. The $35 million construction revolver has a maturity of October 2007 with a one-year extension remaining. The $22.3 million land and construction loan will mature in March 2008. The Letters of Credit carry various maturity dates. Additionally, the Beacon Lakes project includes the Beacon Lakes Community Development District (CDD). The CDD has financing outstanding of $53.0 million from special assessment bonds (series 2003A) carrying an interest rate of 6.9% and a maturity date of May 2035. The CDD is currently in the process of issuing additional bonds. Proceeds from these bonds will be used to complete the remaining infrastructure in the park.
On April 11, 2007, Boca 54 North, LLC, which is owned by Boca 54 Land Associates, LLC (a joint venture with an affiliate of TIAA — CREF) entered into a $139 million construction loan. Proceeds will be used to construct the 624,000 sq. ft. Office Depot headquarters. Flagler has guaranteed 5% of the loan balance and jointly with its partner, guaranteed the completion of the building.
Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres. Beacon Village is owned by Beacon Village, LLC, which is 50% owned by the Company and 50% by an affiliate of AMB Properties. As of March 31, 2007, Beacon Village has debt outstanding of $7.4 million under a $20 million revolver issued by City National Bank to Beacon Village, LLC in August 2006. The Company has guaranteed 50%, which represents its proportional ownership. The $20 million revolver has a maturity date of August 31, 2009 with two one-year extensions.
As needed, the Company puts in place performance bonds and conditional payment bonds in support of various projects. As of March 31, 2007, the Company has provided performance bonds and conditional payment bonds totaling $44.8 million for projects being constructed for third parties. Both bonds have a maturity date one year after substantial completion of the respective project. As of March 31, 2007 the Company was in compliance with the terms of these bonds.
In January 2007, the Downtown Doral joint venture issued $3.3 million of debt to an affiliate of JPMorgan and purchased the Denver Office Building and associated land from a separate affiliate of JPMorgan. The venture will convert this building to office condominiums for sale. The note carries a 10% per annum interest rate. The note and accrued interest are due the earlier of when the individual condominium units are sold or January 2010. (Also see Note 18).
Note 9. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended in 2004 by FASB Statement 123R “Share-Based Payment” (Statement 123R). The Company used the modified prospective approach in its adoption and transition to Statement 123R. The adoption of this standard has not materially affected the financial statements of the Company.
The Company has a shareholder approved long-term incentive program (the “Plan”) under which the Compensation Committee of the Board of Directors makes equity awards. The Company has not granted stock options under this Plan since 2003. Additionally, at March 31, 2007, there were no unvested stock options while, at December 31, 2006, there were approximately 840 unvested stock options. In all periods presented, awards under the Plan have been grants of restricted stock. In addition, the Company has an Employee Stock Purchase Plan (ESPP) that allows all employees to purchase shares of the Company at a 15% discount with purchases not to exceed 10% of the participant’s base-salary. Employee contributions are limited to $25,000 annually. The discount on shares purchased during the three-month periods ending March 31, 2007 and March 31, 2006 was $32,900 and $11,300, respectively.
The amount of restricted stock granted to employees is generally based on the achievement of various performance targets related to the operational and financial performance of the Company. Excluding the restricted shares granted to certain Codina employees in connection with the Codina acquisition, all restricted shares are granted as new common shares as authorized under the Plan. All restricted shares granted to Codina employees in 2006 in connection with the Codina acquisition were issued from the Company’s treasury stock. Grants of restricted stock generally vest over a service period of three to four years. Vesting generally occurs pro-rata over the service period. The employee, upon leaving service due to resignation or termination, forfeits unvested restricted shares, unless otherwise accelerated pursuant to employment agreements or for grants made in 2007, in the event of death, disability, retirement or due to a termination following a change in control of the Company. At March 31, 2007, the number of authorized shares that could be awarded in the future was 1,687,895 shares.
In connection with the Codina acquisition, the Company granted 288,518 shares of restricted stock to certain Codina employees who became employees of the Company on the acquisition date, April 27, 2006. The restricted stock granted will vest 25% after one year, and the remaining 75% will vest three years from the date of the grant unless otherwise accelerated due to a termination following a change in control of the Company.

	Three Months Ended
(dollars in thousands)	March 31
	2007	2006
Stock compensation cost for share-based payment plans:
Stock options	1	19
Restricted stock	3,979	2,359	(1)
Employee Stock Purchase Plan	33	11

	4,013	2,389

Amount of related income tax benefit recognized	1,545	919

(1)	Included in this amount is $1.1 million of accelerated vesting related to the former President of Flagler Development Group.

The fair value compensation cost ($1,500 and $19,000 in the first quarters of 2007 and 2006, respectively) of unvested stock options was determined using historical Black-Scholes input information at the time of grant: 2003 — 2001. These inputs included expected dividend yield between 0.61% and 0.37%, expected volatility between 37% and 22%, risk free interest rate between 4.4% and 2.3% and expected term in years of 3.8 years.
Stock Options

			Weighted
			Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted	Contractual	(dollars in
	Shares	Average Price	Term	thousands)

Outstanding balance at December 31, 2006	271,993	$32.84	2.9	—
Changes during the quarter:
Granted	—	—	—	—
Exercised	(19,550)	$26.36	—	—
Forfeited	(858)	$22.22	—	—
Expired	—	—	—	—

Outstanding balance at March 31, 2007	251,585	$33.40	2.8	$7,368

Exercisable at March 31, 2007	251,585	$33.40	2.8	$7,368

The total intrinsic-value of options exercised during the three months ended March 31, 2007 and March 31, 2006 was $0.4 million and $3.4 million, respectively.
Non-Vested Restricted Stock

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Outstanding balance at December 31, 2006	636,286	$49.24
Changes during the quarter:
Granted	218,102	$64.03
Vested	(82,923)	$45.04
Forfeited	(2,083)	$45.66

Outstanding balance at March 31, 2007	769,382	$54.16

The total fair-value of shares vesting during the three months ended March 31, 2007 and March 31, 2006 was $5.6 million and $5.3 million on the date vested during the periods, respectively. (Also see Note 18).
Note 10. Earnings Per Share
The diluted weighted-average number of shares includes the incremental net shares that would be issued upon the exercise of “in-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period. Applying the treasury stock method, these net shares resulted in the dilution of 128,925 shares and 202,461 shares at March 31, 2007 and 2006, respectively. “Out-of-the-money” stock options, unvested restricted stock and contingent shares that became issuable during the period were 149,119 shares and 211,367 shares at March 31, 2007 and 2006, respectively.
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
As part of the Codina acquisition, 1,295,399 shares of treasury stock were identified as contingent shares. These shares earn dividends but continue to be included in treasury stock on the Consolidated Balance Sheet until such time as the shares become issuable. During the second and fourth quarters of 2006 certain contingencies related to FECI stock price improvements were satisfied and 282,633 shares, together with applicable dividends, were released. (Also see Note 18).

Note 11. Realty Acquisitions, Land Sales and Associated Costs
The Company utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring existing buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sale of Real Estate” (SFAS 66), revenue for realty land sales is recognized upon the closing of sales contracts and when collection of the sales proceeds is reasonably assured as well as other factors.
During the first quarter of 2006, a 29.5-acre parcel of land owned by the Railway and located at the Railway’s former Miller Shops property was sold. The Company is obligated under the agreement to construct a road and provide water and sewer lines that will benefit the sold parcel. The road and utilities will also benefit the Company’s adjacent Flagler Crossing project. As a result, a portion of the revenue from the sale has been deferred and will be recognized in future periods using the percentage-of-completion method. At March 31, 2007, the deferred revenue was $1.9 million.
The net book value of buildings and land is presented separately in the Consolidated Balance Sheets when assets meet the criteria for classification as ‘assets held for sale’ in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
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
Note 12. Segment Information
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
FECR generates other income from leases to telecommunications companies for the installation of fiber optic and other facilities on the railroad right-of-way. In addition, FECR generates revenues from the grant of licenses and leases to use railroad property and rights-of-way for outdoor advertising and lateral crossings of wires and pipes by municipalities and utility and telecommunications companies. These miscellaneous rents are included in other income in the accompanying statements of income. From time-to-time other non-operating sources of income are generated from the right-of-way. These items are included in other income as they occur and are earned (see Note 7 for additional information).
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
Following the initial order, the court held evidentiary hearings to consider whether to issue any interim orders to limit or cease aggregate mining under the permits which are the subject of the lawsuit. The proceedings were concluded at the end of 2006. It is unknown when a ruling regarding current mining activities will be issued and, if one were issued, what the scope of it would be and what the impact on the Railway’s business would be. For the three months ending March 31, 2007, aggregate loads accounted for approximately $15.6 million or 26% of the Railway’s revenue.
In addition, FECR generates revenues and expenses from the rental, leasing and sale of buildings and properties that are ancillary to the railroad’s operations. These revenues and expenses are included in the realty segment shown as “railway realty”.

The Railway leases space for its general office headquarters from Flagler. The corresponding rental revenues and rental expenses have been eliminated in the consolidated financial statements, but are shown as revenue in Realty and expense in Railway for segment reporting.
The Company’s reportable segments are strategic business units that offer different products and services and are managed separately.
The following table represents property owned by each of the Company’s legal entities:

(dollars in thousands)	March 31	December 31
	2007	2006
FECR Properties (1)
Road equipment and structures	477,209	472,279
Buildings	2,680	2,680
Equipment	199,635	201,066
Land and land improvements	22,279	22,279
Fiber	3,200	3,200
Construction in progress	4,785	3,268

	709,788	704,772
Less accumulated depreciation	278,615	276,731

	431,173	428,041

Flagler (1)
Land and land improvements	371,693	371,523
Buildings	525,087	506,335
Equipment	7,612	7,322
Construction in progress	71,494	66,648

	975,886	951,828
Less accumulated depreciation	207,466	199,797

	768,420	752,031

Corporate
Equipment	15,408	15,399
Construction in progress	330	136

	15,738	15,535
Less accumulated depreciation	13,306	13,146

	2,432	2,389

(1)	Included in the March 31, 2007 and December 31, 2006 amounts are $0.1 million of FECR properties and $2.7 million of Flagler properties for land that is held for sale.

Information by Industry Segment

	Three Months Ended
(dollars in thousands)	March 31
	2007	2006
Operating Revenues
Railway operations	59,824	67,068
Flagler:
Realty rental revenues	26,956	22,782
CAM recoveries associated with hurricane costs	—	137

Total realty rental revenues	26,956	22,919

Realty services revenues	19,489	420
Land use revenues	179	173

Total Flagler realty rental and services revenues	46,624	23,512

Flagler realty sales	—	41,038

Railway realty rental revenues	951	1,048
Railway realty sales	460	3,384

Total realty	48,035	68,982

Total Revenues (segment)	107,859	136,050
Intersegment revenues	(134)	—

Total Revenues (consolidated)	107,725	136,050

Operating Expenses
Railway operations:
Railway operations	45,456	47,872
Hurricane costs (net of recoveries)	—	355

Total Railway	45,456	48,227
Flagler:
Realty rental expenses	18,496	15,565
Hurricane costs (net of recoveries)	—	188

Total realty rental expenses	18,496	15,753

Realty services expenses	14,756	249
Land & overhead expenses	8,232	5,068

Total Flagler realty rental and services expenses	41,484	21,070

Flagler realty sales	—	30,412

Railway realty rental expenses	423	349
Hurricane costs (net of recoveries)	—	185

Total Railway realty rental expenses	423	534

Railway realty sales	85	216

Total realty	41,992	52,232

Corporate general & administrative	4,579	3,408

Total Expenses (segment)	92,027	103,867
Intersegment expenses	(134)	—

Total Expenses (consolidated)	91,893	103,867

Operating Profit (Loss)
Railway operations	14,368	18,841
Realty	6,043	16,750
Corporate general & administrative	(4,579)	(3,408)

Segment & consolidated operating profit	15,832	32,183

Interest income	47	615
Interest expense	(4,915)	(5,126)
Other income	3,290	2,193
Income from investment in unconsolidated joint ventures	189	—
Minority interest in loss of consolidated joint ventures	57	—

	(1,332)	(2,318)

Income before income taxes	14,500	29,865
Provision for income taxes	(5,463)	(11,140)

Net Income	9,037	18,725

(Prior year results have been reclassified to conform to current year presentation)

Note 13. Related Party Transactions
The Company provides development, construction, real estate management and brokerage services to several unconsolidated real estate entities in which the Company has a financial interest and for which it receives development, construction, property management and brokerage fee revenue and has $3.1 million of related party accounts receivable at March 31, 2007. The Company received fees of $4.6 million and had associated expenses of $3.8 million for the quarter ended March 31, 2007 from these entities. These fees and related expenses, after elimination of the Company’s ownership share and the resulting gross profit, are included in realty rental and services revenue and expense on the Consolidated Statements of Income.
As part of the Codina acquisition as described in Note 2, the Company acquired an interest in a partnership with Mr. Codina and his children. The partnership holds a 50.1% interest in a venture that holds options to acquire real property (see Note 3). That partnership has been consolidated into the accompanying financial statements.
Note 14. Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003. The Company believes there are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of January 1, 2007.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The adoption of FIN 48 did not require any change to the Company’s liability for unrecognized tax benefits as all-uncertain tax provisions had been previously reserved. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Unrecognized Tax Benefit

March 31
(dollars in thousands)	2007

Balance at January 1, 2007	2,535
Additions	—
Reductions	—
Settlements	—

Balance at March 31, 2007	2,535

If recognized, $1.7 million of the benefit would affect the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.2 million of interest accrued at January 1, 2007.
Taxes Payable

	March 31	December 31
(dollars in thousands)	2007	2006

Federal income tax	2,307	1,443
State income tax	—	—
Property taxes	6,421	59
Other	1,014	535

Taxes payable	9,742	2,037

The increase in property taxes payable results from payment of these taxes in the fourth quarter of 2006.
At December 31, 2006, the Company had a state deferred tax asset of approximately $2.9 million relating to net operating loss carry forwards and which has been offset against deferred tax liabilities. This has resulted in no state income taxes due at March 31, 2007 and December 31, 2006.

Note 15. Investments and Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2007 included $2.6 million of funds on hand and invested in taxable and tax-exempt money market and short-term securities.
At December 31, 2006 and March 31, 2007, $1.4 million of §1031 escrow funds were available for reinvestment from a fourth quarter 2006 land sale.
Restricted cash at March 31, 2007 was $0.3 million related to dividend distributions on contingent shares held in escrow.
Note 16. Supplemental Employee Retirement Plan
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
Mr. Henriques’ employment agreement provides for an initial credit to his account of $500,000, a second credit of $130,000 on January 1, 2006 and succeeding annual credits equal to 20% of his annual base salary. On January 1, 2007, $138,500 was credited to Mr. Henriques’ account. The balances in the account will be credited with annual earnings equal to the product of the greater of 5%, or the applicable federal rate (based on the long term rate for January of each year) times the account balance. Mr. Henriques became 100% vested in his account balance in March 2007, the second anniversary of employment. Costs of the plan are accounted for in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions” (SFAS 87).
Note 17. Recently Issued Accounting Standards
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
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The Company will be required to apply SFAS 159 with its fiscal year beginning January 1, 2008. The adopting of SFAS 159 is not expected to materially affect the financial statements of the Company.
In June 2006, the Task Force reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, (EITF 06-3). EITF 06-3 addresses the disclosure requirements required for the gross and net presentations of taxes collected. The Company uses the net presentation for taxes collected from customers. This EITF was required to be adopted for the Company’s fiscal year beginning January 1, 2007. EITF 06-3 did not materially affect the financial statements of the Company.
Note 18. Subsequent Event
On May 1, 2007, certain contingencies related to FECI stock price improvements were satisfied and 94,211 shares, together with applicable dividends, were released to Mr. Codina.
In May 2007, a lease agreement with a major corporate tenant, which was held in an unconsolidated joint venture, CM LeJeune LLLP (described in Note 3), was terminated. The joint venture received a termination fee of $5.0 million, which will be reduced by any associated expenses related to the termination. Also, the venture will be indemnified by the major corporate tenant for the remaining commission associated with the lease. Additionally, the venture signed a new lease agreement with another major corporation, which will occupy the same space in the building currently being constructed at 2701 LeJeune Road in Coral Gables, Florida.

On May 8, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with certain private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”), pursuant to which a subsidiary of an affiliate of Fortress will be merged with and into the Company, with the Company continuing as the surviving entity (the “Merger”).
Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $62.50 in cash. In addition, prior to the effective time of the Merger, the Company will declare and pay a special cash dividend of $21.50 per share. The Company will fund the special dividend through new borrowings.
At the effective time of the Merger, each outstanding option to purchase common stock will be cancelled and the holders will receive $84 in cash, minus the exercise price required to be paid to acquire the underlying share of common stock. Holders of unvested restricted stock will receive the special dividend when paid, however the merger consideration will be held in escrow to be paid in accordance with the applicable vesting schedule.
The closing of the Merger is subject to customary closing conditions, including but not limited to, the approval of the Merger by a majority of the holders of the Company’s common stock and regulatory approvals. The Merger and the Merger Agreement have been approved by the Company’s Board of Directors, which has also recommended that the holders of common stock approve both the Merger Agreement and the Merger.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, the Company will be required to pay a $100 million termination fee. If the Merger Agreement is terminated by the Company due to certain failures on the part of Fortress, Fortress is required to pay the Company a $150 million termination fee.
Pending the completion of the Merger, the Company has agreed to carry on its business in the usual, regular and ordinary course, consistent with past practice, subject to certain exceptions in the Merger Agreement.

Item 2.
Management’s Discussion and Analysis of the Consolidated
Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the Company’s present expectations or beliefs concerning future events. These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should,” “could,” and other expressions that indicate future events and trends. Such forward-looking statements may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, including future contractual obligations, contingent liabilities, financing availability, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition. Also, forward-looking statements may include statements concerning future capital needs and sources of such capital funding, statements concerning future intentions with respect to the payment of dividends, execution of a share repurchase program, and other potential capital distributions, number of shares to be repurchased, availability of cash to fund the stock repurchase, ability to reinvest (tax-deferred) sales proceeds into qualifying §1031 properties, future level of traffic volumes, future growth potential of the Company’s lines of business, performance of the Company’s product offerings, intention to entitle and develop real estate, ability to complete planned acquisitions, ability of each party to an announced transaction to satisfy the closing conditions in the agreement, expected completion dates, issuance of contingent consideration, completion of existing and future projects, statements regarding accessibility, visibility, expansion opportunities, ability to complete transactions within specified time frame; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; costs and availability of land and construction materials; the intention to close the construction and demolition debris (C&D) facility at Beacon Countyline at the current estimated cost, the resolution of litigation involving mining in South Florida and other similar expressions concerning matters that are not historical facts, and projections relating to the Company’s financial results. The Company cautions that such forward-looking statements are necessarily based on certain assumptions, which are subject to risks and uncertainties that could cause actual results to materially differ from those contained in these forward-looking statements. Important factors that could cause such differences include, but are not limited to, the changing general economic conditions and the residential real estate market in the state of Florida, as well as the southeast US and the Caribbean, as they relate to economically sensitive products in freight service and building rental activities; ability to manage through economic recessions or downturns in customers’ business cycles; ability to pass through fuel surcharges to customers; a slow down in construction activities in Florida, including the residential market; the impact of interim or final orders related to mining activities in South Florida issued by courts or regulatory agencies including the United States District Court and the US Army Corps of Engineers on the Company’s rail volumes; industry competition; consolidation within industries of the Company’s customers; ongoing challenges in the US domestic auto makers ability to be competitive; possible future changes in the Company’s structure, lines of business, business and investment strategies, and related implementation; legislative or regulatory changes; technological changes; volatility of fuel prices (including volatility caused by military actions); the Railway’s ability to purchase low sulfur diesel fuel; changes in levels of preventive and capital maintenance, asset replacement and depreciation rates resulting from assumptions in the Railway right-of-way and equipment life studies; changes in the ability of the Company to complete its financing plans, changes in interest rates, the settlement of future contractual obligations as estimated in time and amount (customary to the Company’s historical cost structure) including labor negotiations and recoveries from damage claims in a satisfactory way; changes in insurance markets, including availability of windstorm coverage, increases in insurance premiums and deductibles; the availability and costs of attracting and retaining qualified independent third party contractors; timing and amount of issuance of contingent consideration; liability for environmental remediation and changes in environmental laws and regulations; the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation, natural events such as weather conditions, hurricanes, floods, earthquakes and forest fires; discretionary government decisions affecting the use of land and delays resulting from weather conditions and other natural occurrences, like hurricanes, that may affect construction or cause damage to assets; the ability of buyers to terminate contracts to purchase real estate from the Company prior to the expiration of inspection periods; failure or inability of third parties to fulfill their commitments or to perform their obligations under agreements; failure of one or all parties to meet requirements, terms and conditions for closing; ability to complete transactions within a specified time frame; costs and availability of land and construction materials; buyers’ inability or unwillingness to close transactions, particularly where buyers only forfeit deposits upon failure to close; the ability of the Company to close the Beacon Countyline C&D facility at the current estimated costs; the ability to accomplish certain zoning changes or other land use changes by the Company or others; the Company’s future taxable income and other factors that may affect the availability and timing of utilization of the Company’s deferred tax assets; uncertainties, changes or litigation related to tax laws, regulations; and other risks inherent in the real estate and other businesses of the Company; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into with Fortress Investment Group, LLC; the outcome of any legal proceedings that may be instituted against FECI and others following announcement of the merger agreement; the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the merger, including the receipt of shareholder approval and regulatory approvals; the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the merger; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; the ability to recognize the benefits of the merger; the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger; and the impact of the substantial indebtedness incurred to finance the consummation of the merger.
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
RECENT DEVELOPMENTS
On May 8, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with certain private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”), pursuant to which a subsidiary of an affiliate of Fortress will be merged with and into the Company with the Company continuing as the surviving entity (the “Merger”).
Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $62.50 in cash. In addition, prior to the effective time of the Merger, the Company will declare and pay a special cash dividend of $21.50 per share. The Company will fund the special dividend through new borrowings.
At the effective time of the Merger, each outstanding option to purchase common stock will be cancelled and the holders will receive $84 in cash, minus the exercise price required to be paid to acquire the underlying share of common stock. Holders of unvested restricted stock will receive the special dividend when paid, however the merger consideration will be held in escrow to be paid in accordance with the applicable vesting schedule.
The closing of the Merger is subject to customary closing conditions, including but not limited to, the approval of the Merger by a majority of the holders of the Company’s common stock and regulatory approvals. The Merger and the Merger Agreement have been approved by the Company’s Board of Directors, which has also recommended that the holders of common stock approve both the Merger Agreement and the Merger.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, the Company will be required to pay a $100 million termination fee. If the Merger Agreement is terminated by the Company due to certain failures on the part of Fortress, Fortress is required to pay the Company a $150 million termination fee.
Pending the completion of the Merger, the Company has agreed to carry on its business in the usual, regular and ordinary course, consistent with past practice, subject to certain exceptions in the Merger Agreement.
COMPARISON OF FIRST QUARTER 2007 VERSUS FIRST QUARTER 2006
Results of Operations
Consolidated Results
First Quarter
FECI reported consolidated revenues of $107.7 million for the first quarter of 2007 compared to $136.1 million in the first quarter of 2006, a decrease of 20.8%. Consolidated revenues decreased in 2007 by a net $28.4 million due primarily to decreased land sales ($43.9 million) and decreased revenues at FECR ($7.3 million) offset by improved revenues from Flagler’s realty rental and services revenue ($23.1 million). Additionally, consolidated expenses decreased by 11.5% to $91.9 million for the quarter ended March 31, 2007 compared to $103.9 million for the quarter ended March 31, 2006.

This was the result of decreased cost of land sales ($30.5 million) due to decreased sales, decreased expenses at the Railway ($2.7 million) primarily for decreased volumes of traffic, including fuel and wages, offset by an increase for Flagler realty and rental services ($20.4 million) primarily related to new buildings being added to the portfolio and the addition of the Codina realty services expenses. In addition, corporate general and administrative expenses increased $1.2 million primarily related to increased compensation expenses. The Company reported net income of $9.0 million, or $0.26 per diluted share, compared with net income of $18.7 million, or $0.57 per diluted share, in the first quarter of 2006. 2007 net income decreased by a net $9.7 million compared to 2006, primarily as the result of the above-mentioned decreases in revenues and land sales.
Railway
First Quarter
FECR’s traffic volume and revenues for the three months ended March 31, 2007 and 2006, respectively, are shown below. In addition, FECR’s quarterly operating expenses are presented below.
TRAFFIC
Three Months Ended March 31
(dollars and units in thousands)

	2007	2006	Percent	2007	2006	Percent
Commodity	Units	Units	Variance	Revenues	Revenues	Variance
Rail Carloads
Crushed stone (aggregate)	29.9	39.1	(23.5)	15,598	20,086	(22.3)
Construction materials	1.5	1.9	(21.1)	1,206	1,505	(19.9)
Vehicles	5.8	7.1	(18.3)	5,172	5,959	(13.2)
Foodstuffs & kindred	3.1	3.4	(8.8)	3,193	3,066	4.1
Chemicals & distillants	0.9	0.8	12.5	1,357	1,150	18.0
Paper & lumber	1.4	1.9	(26.3)	1,652	2,269	(27.2)
Other	3.7	4.5	(17.8)	2,912	3,103	(6.2)

Total carload	46.3	58.7	(21.1)	31,090	37,138	(16.3)
Intermodal	77.5	78.9	(1.8)	27,757	28,099	(1.2)

Total freight units/revenues	123.8	137.6	(10.0)	58,847	65,237	(9.8)
Ancillary revenue	—	—	—	977	1,831	(46.6)

Railway segment revenue	—	—	—	59,824	67,068	(10.8)

RAILWAY OPERATING EXPENSES
(dollars in thousands)

	Three Months Ended
	March 31
	2007	2006
Compensation & benefits	15,215	16,505
Fuel	7,020	7,850
Equipment rents (net)	1,192	1,148
Car hire (net)	287	25
Depreciation	5,683	5,484
Purchased services	2,965	2,745
Repairs to/by others (net)	(1,353)	(1,080)
Load/unload	2,345	2,395
Casualty & insurance	1,268	1,106
Property taxes	1,667	1,541
Materials	3,043	3,354
General & administrative expenses	2,266	2,251
Outside contractor delivery costs	3,747	3,926
Other (1)	111	977

Total operating expenses	45,456	48,227

(1)	First quarter 2006 includes $0.4 million of hurricane costs (net of recoveries). First quarter 2007 contains no hurricane costs or recoveries.
Railway segment revenues decreased $7.3 million to $59.8 million in first quarter 2007 from $67.1 million in first quarter 2006. Included in the first quarter 2007 and 2006 revenues respectively, is $5.0 million and $5.3 million in fuel surcharges for increased fuel prices, a net decrease of $0.3 million.

Carload revenues decreased $6.0 million (Rate/Mix increase — $1.9 million; Volume decrease — $7.9 million) in first quarter 2007 over first quarter 2006. Overall, carload shipments declined 21.1% or approximately 12,400 units in first quarter 2007 from first quarter 2006. The decline is primarily due to the softening of the overall economy and the residential construction market in Florida together with reduced vehicle traffic mainly from domestic manufacturers as well as traffic that was moved in the first quarter 2006 due to Hurricane Wilma shipments. Aggregate revenues decreased $4.5 million in first quarter 2007 over first quarter 2006 due to a volume decrease of 23.5% or $4.7 million offset by a rate/mix increase of $0.2 million. The aggregate volume decline is primarily a result of the decline in the Florida residential construction activity. In addition, during the first quarter 2007, operations were impacted for nine days during which time the rail into the Medley rock yard was upgraded to improve efficiency and productivity in the Railway’s rock operations. To offset the decline in residential volume, the Railway’s aggregate customers are shifting their marketing efforts from the residential construction market into commercial and public infrastructure markets. The slow-down in the Florida residential construction market also impacted construction material and paper & lumber revenues with revenues declining $0.3 million and $0.6 million, respectively, in first quarter 2007 versus the first quarter 2006 due to volume. Vehicle revenue decreased $0.8 million (Rate/Mix increase — $0.3 million; Volume decrease — $1.1 million). The volume decrease is driven by a decline in domestic vehicle traffic in first quarter 2007 compared to first quarter of 2006.
Intermodal revenues decreased $0.3 million (Rate/Mix increase — $0.2 million; Volume decrease — $0.5 million) to $27.8 million in first quarter 2007 from $28.1 million in first quarter 2006. Other than the retail area, volume declined in all intermodal segments due to the general economic softness in the markets served by the Railway’s intermodal customers. Retail volume increased due to the addition of new customers in fourth quarter 2006 and first quarter 2007. Ancillary revenue decreased $1.0 million in first quarter 2007 over first quarter 2006 mainly due to the reduction in volume and moving from rail owned trailers to private trailers.
Due to the year-over-year volume declines during the first quarter, the Railway initiated certain cost reduction initiatives that are anticipated to result in $4.2 million of reduced costs for 2007. Such initiatives include, but are not limited to, staff reduction, a reduction of leased rail cars, modifications to the existing train schedule and reduced contract services. In connection with the work force reductions, the Railway incurred $0.4 million of severance during the first quarter of 2007.
Operating expenses decreased $2.7 million to $45.5 million in the first quarter 2007 compared to $48.2 million in the first quarter 2006. As a result of reduced volumes, transportation labor decreased $0.6 million. In addition, favorable variable compensation costs (stock compensation costs and bonus) of $1.1 million further reduced compensation and benefits, which was offset by general wage increases and a severance payout of $0.4 million, for an overall decrease of $1.3 million. Fuel decreased $0.8 million (Price increase — $0.3 million; Volume decrease — $1.1 million). Car hire is the net of rents received from foreign rail carriers while the Railway’s owned/leased car fleet is on foreign lines offset by rents paid to foreign rail carriers while their fleet is on the Railway’s line. Car hire (net) increased $0.3 million due to the reduction of the Railway’s 89 ft. intermodal flat car fleet and the removal of intermodal trash flat cars from service due to obsolescence. This was offset by the reduction of foreign rail cars and rail trailers used on the Railway’s line. Other expense decreased $0.9 million. This decrease is a result of a decrease in bad debt expense of $0.4 million in the first quarter of 2007 versus the first quarter of 2006 and $0.4 million of Hurricane Wilma related expenses (net of recoveries) included in the first quarter of 2006. The decrease in bad debt expense was primarily the result of the receipt of a bankruptcy payment in first quarter 2007.
As of March 31, 2007, the Railway held forward purchase contracts for fuel of 3.2 million gallons for delivery April 1, 2007 through December 31, 2007 for an average purchase price of $2.26 per gallon before taxes and freight. This represents 13.0% of the estimated consumption for the nine months ending December 31, 2007. As of January 2007, the Railway suspended its forward purchasing of fuel due to an increase in the number of customers paying a fuel surcharge.

Realty
First Quarter
Flagler’s revenues and expenses for the three months ended March 31, 2007 and 2006, respectively, are presented below.
FLAGLER DEVELOPMENT CONSOLIDATED

	Three Months Ended
	March 31
(dollars in thousands)	2007	2006

Revenues:
Rental income	21,388	19,190
Rental income — straight-line rent adjustments	1,004	1,009
Operating expense recoveries	4,530	2,528
Operating expense recoveries — hurricane related	—	137
Rental revenues — undeveloped land	6	7
Other rental revenues	28	48

Total Realty Rental Revenues	26,956	22,919

Construction revenues	10,574	—
Brokerage revenues	2,326	420
Property management	1,471	—
Development & other services	5,118	—

Total Realty Services Revenues	19,489	420
Land use revenues	179	173

Total Realty Rental & Services Revenues	46,624	23,512

Realty sales	—	41,038

Total Flagler Revenues	46,624	64,550

Expenses:
Real estate taxes	3,177	2,852
Repairs & maintenance	1,053	794
Services, utilities, management costs	6,147	4,516
Recoverable expenses — hurricane related	—	305

Total recoverable expenses	10,377	8,467

Repairs & maintenance	57	45
Depreciation & amortization	8,018	7,260
Salaries, general & administrative	44	98
Non-recoverable expenses — hurricane related	—	(117)

Total non-recoverable expenses	8,119	7,286

Total Realty Rental Expenses	18,496	15,753

Construction expenses	10,401	—
Brokerage expenses	2,099	249
Property management	947	—
Development & other services	1,309	—

Total Realty Services Expenses	14,756	249
Land and overhead expenses	8,232	5,068

Total Realty Rental & Services Expenses	41,484	21,070

Realty sales expenses	—	30,412

Total Flagler Expenses	41,484	51,482

Operating Profit	5,140	13,068

Interest income	1	78
Interest expense	(4,814)	(5,044)
Other expense	(169)	(175)
Income from investment in unconsolidated joint ventures	189	—
Minority interest in loss of consolidated joint ventures	57	—

Income Before Income Taxes	404	7,927

(Prior year results have been reclassified to conform to current year presentation)
The Codina Group was acquired April 27, 2006 and accordingly, their results have not been included in the first quarter of 2006.

FLAGLER DEVELOPMENT
SAME STORE
For the Three Months Ended March 31

	Same Store
(dollars in thousands)	2007	2006

Revenues:
Rental income	19,110	18,581
Rental income — straight-line rent adjustments	541	839
Operating expense recoveries	4,037	2,457
Operating expense recoveries — hurricane related	—	137
Rental revenues — undeveloped land	6	7
Other rental revenues	27	48

Total Realty Rental Revenues	23,721	22,069

Construction revenues	—	—
Brokerage revenues	—	—
Property management	—	—
Development & other services	—	—

Total Realty Services Revenues	—	—
Land use revenues	—	—

Total Realty Rental and Services Revenues	23,721	22,069

Realty sales	—	—

Total Flagler Revenues	23,721	22,069

Expenses:
Real estate taxes	2,839	2,751
Repairs & maintenance	958	785
Services, utilities, management costs	5,439	4,351
Recoverable expenses — hurricane related	—	305

Total recoverable expenses	9,236	8,192

Repairs & maintenance	56	53
Depreciation & amortization	6,833	6,803
Salaries, general & administrative	43	12
Non-recoverable expenses — hurricane related	—	(117)

Total non-recoverable expenses	6,932	6,751

Total Realty Rental Expenses	16,168	14,943

Construction expenses	—	—
Brokerage expenses	—	—
Property management	—	—
Development & other services	—	—

Total Realty Services Expenses	—	—
Land and overhead expenses	—	—

Total Realty Rental and Services Expenses	16,168	14,943

Realty sales expenses	—	—

Total Flagler Expenses	16,168	14,943

Operating Profit	7,553	7,126

(Prior year results have been reclassified to conform to current year presentation)
Same Store includes buildings where a comparison of operating results from the prior year to the current year is meaningful, as these buildings were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2007, Same Store buildings had stabilized occupancy and operating expenses as of January 1, 2006. A building is considered to have stabilized occupancy at the earlier of (i) attainment of 90% occupancy or (ii) the one-year anniversary of certificate of occupancy issuance.

FLAGLER DEVELOPMENT
NEW IN 2007, NEW IN 2006 and NEW IN 2005
For the Three Months Ended March 31

	New in 2007		New in 2006		New in 2005
(dollars in thousands)	2007	2006	2007	2006	2007	2006

Revenues:
Rental income	99	—	264	—	1,915	609
Rental income — straight-line rent adjustments	107	—	91	—	265	170
Operating expense recoveries	2	—	214	—	277	71
Operating expense recoveries — hurricane related	—	—	—	—	—	—
Rental revenues — undeveloped land	—	—	—	—	—	—
Other rental revenues	—	—	—	—	1	—

Total Realty Rental Revenues	208	—	569	—	2,458	850

Construction revenues	—	—	—	—	—	—
Brokerage revenues	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Revenues	—	—	—	—	—	—
Land use revenues	—	—	—	—	—	—

Total Realty Rental and Services Revenues	208	—	569	—	2,458	850

Realty sales	—	—	—	—	—	—

Total Flagler Revenues	208	—	569	—	2,458	850

Expenses:
Real estate taxes	21	(1)	55	—	262	102
Repairs & maintenance	(2)	—	9	—	88	9
Services, utilities, management costs	30	—	121	—	557	165
Recoverable expenses — hurricane related	—	—	—	—	—	—

Total recoverable expenses	49	(1)	185	—	907	276

Repairs & maintenance	1	9	—	(17)	—	—
Depreciation & amortization	146	3	213	—	826	454
Salaries, general & administrative	1	—	—	—	—	86
Non-recoverable expenses — hurricane related	—	—	—	—	—	—

Total non-recoverable expenses	148	12	213	(17)	826	540

Total Realty Rental Expenses	197	11	398	(17)	1,733	816

Construction expenses	—	—	—	—	—	—
Brokerage expenses	—	—	—	—	—	—
Property management	—	—	—	—	—	—
Development & other services	—	—	—	—	—	—

Total Realty Services Expenses	—	—	—	—	—	—
Land and overhead expenses	—	—	—	—	—	—

Total Realty Rental and Services Expenses	197	11	398	(17)	1,733	816

Realty sales expenses	—	—	—	—	—	—

Total Flagler Expenses	197	11	398	(17)	1,733	816

Operating Profit (Loss)	11	(11)	171	17	725	34

(Prior year results have been reclassified to conform to current year presentation)
New in 2007 consists of buildings developed by the Company where a certificate of occupancy was issued and leasing commenced during 2007. These buildings do not have stabilized occupancy or operating expenses as of the beginning of 2007.
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

FLAGLER DEVELOPMENT
REALTY SERVICES and LAND & OVERHEAD
For the Three Months Ended March 31

	Realty Services		Land & Overhead
(dollars in thousands)	2007	2006	2007	2006

Revenues:
Rental income	—	—	—	—
Rental income — straight-line rent adjustments	—	—	—	—
Operating expense recoveries	—	—	—	—
Operating expense recoveries — hurricane related	—	—	—	—
Rental revenues — undeveloped land	—	—	—	—
Other rental revenues	—	—	—	—

Total Realty Rental Revenues	—	—	—	—

Construction revenues	10,574	—	—	—
Brokerage revenues	2,326	420	—	—
Property management	1,471	—	—	—
Development & other services	5,118	—	—	—

Total Realty Services Revenues	19,489	420	—	—
Land use revenues	—	—	179	173

Total Realty Rental and Services Revenues	19,489	420	179	173

Realty sales	—	—	—	41,038

Total Flagler Revenues	19,489	420	179	41,211

Expenses:
Real estate taxes	—	—	—	—
Repairs & maintenance	—	—	—	—
Services, utilities, management costs	—	—	—	—
Recoverable expenses — hurricane related	—	—	—	—

Total recoverable expenses	—	—	—	—

Repairs & maintenance	—	—	—	—
Depreciation & amortization	—	—	—	—
Salaries, general & administrative	—	—	—	—
Non-recoverable expenses — hurricane related	—	—	—	—

Total non-recoverable expenses	—	—	—	—

Total Realty Rental Expenses	—	—	—	—

Construction expenses	10,401	—	—	—
Brokerage expenses	2,099	249	—	—
Property management	947	—	—	—
Development & other services	1,309	—	—	—

Total Realty Services Expenses	14,756	249	—	—
Land and overhead expenses	—	—	8,232	5,068

Total Realty Rental and Services Expenses	14,756	249	8,232	5,068

Realty sales expenses	—	—	—	30,412

Total Flagler Expenses	14,756	249	8,232	35,480

Operating Profit (Loss)	4,733	171	(8,053)	5,731

(Prior year results have been reclassified to conform to current year presentation)
The Codina Group was acquired April 27, 2006 and accordingly, their results have not been included in the first quarter of 2006.
Realty Services consist of construction, brokerage, property management, development and consulting activities provided to third parties.
Flagler rental and service revenues increased $23.1 million from $23.5 million in the first quarter 2006 to $46.6 million in the first quarter 2007. Realty rental revenue related to operating properties increased by $4.0 million, or 17.6%, from $22.9 million in the first quarter of 2006 to $26.9 million in the first quarter of 2007. Same Store revenues increased $1.6 million, compared to the prior year due to increased operating expense recoveries and higher occupancy. New properties in 2005 increased revenues by $1.6 million due to higher occupancy. New properties in 2006 increased revenues by $0.6 million in the first quarter of 2007 largely due to all buildings in this category not producing a full three months of operating results during the first quarter of 2006. New properties in 2007 increased revenues by $0.2 million in the first quarter of 2007.
Realty services revenues increased $19.1 million during the first quarter of 2007 to $19.5 million compared to $0.4 million of services revenues in the first quarter of 2006. This increase is due to inclusion of Codina Group’s realty services revenues for the first quarter 2007, which includes revenues from construction, brokerage, property management and development activities. Codina Group was acquired on April 27, 2006.
For all leases renewed during the twelve-month period ending March 31, 2007, beginning cash rental rates increased by approximately 1% on a weighted average basis compared to the ending rate of expiring leases. Straight-line rental rates over the new lease term increased approximately 13% on a weighted average basis compared to straight-line rental rates on expiring leases.
Flagler held 68 one hundred percent owned stabilized buildings with 7.9 million sq. ft. and overall occupancy of 97% at March 31, 2007 compared to 64 one hundred percent owned stabilized buildings with 7.4 million sq. ft. and overall occupancy of 95% at March 31, 2006. In addition at March 31, 2007, Flagler held two 206,000 sq. ft. stabilized warehouses in an unconsolidated joint venture. Same Store one hundred percent owned properties include 7.4 million sq. ft. and 96% occupancy at quarter-end 2007 compared to 95% occupancy at quarter-end 2006. Additionally, at March 31, 2007, there were four buildings with 475,000 sq. ft. that were in lease-up. In addition, there was one warehouse building held for sale in an unconsolidated joint venture, totaling 52,900 sq. ft.
Flagler realty sales revenues decreased $41.0 million during the first quarter of 2007, as Flagler had no realty sales in the first quarter of 2007. Included in realty sales revenues for the quarter ended March 31, 2006 was a 28-acre office parcel for $4.1 million, and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Flagler rental and services expenses increased $20.4 million to $41.5 million for the quarter ended March 31, 2007 compared to $21.1 million for the quarter ended March 31, 2006. Rental expenses related to operating properties increased by $2.7 million from $15.8 million in 2006 to $18.5 million in 2007. Of this $2.7 million increase, Same Store operating properties expenses increased $1.2 million. This increase is due to higher insurance, property tax, and repairs and maintenance expenses. Properties beginning operations in 2005 contributed $0.9 million to the increase due to higher occupancy. Properties beginning operations in 2006 contributed $0.4 million to the increase due largely to all buildings in this category not producing a full three months of operating results in the first quarter 2006. Properties beginning operations in 2007 contributed $0.2 million to the increase.
Realty services expenses increased $14.5 million during the first quarter of 2007, compared to the first quarter of 2006. This increase is due to the inclusion of Codina Group’s realty services expenses for the first quarter 2007, which includes construction, brokerage, property management and development activities.
Land and corporate overhead expenses for the realty operations were $8.2 million and $5.1 million for the quarters ended March 31, 2007 and 2006, respectively, an increase of $3.1 million. This increase is primarily due to additional expenses related to Codina land and corporate overhead. Land and overhead expense for the first quarter of 2007 included $1.5 million related to the amortization of restricted stock granted to Codina employees in connection with the acquisition and $0.5 million of amortization of intangibles. First quarter 2006 land and overhead expenses included $1.9 million of severance costs related to the former President of Flagler.
Flagler’s cost of real estate sales decreased $30.4 million from first quarter 2006 compared to first quarter of 2007. Flagler had no realty sales in the first quarter of 2007.
Realty rental operating profit related to operating properties increased $1.3 million, or 18.1%, to $8.5 million in the first quarter of 2007 compared to $7.2 million in the first quarter of 2006. Same Store operating profit increased by $0.4 million. Properties that began operations in 2005 increased operating profit by $0.7 million. Properties that began operations in 2006 generated increases in operating profit of $0.2 million. Operating profit from realty services was $4.7 million in 2007 compared to $0.2 million of realty services operating profit in the first quarter of 2006. Operating profit from realty services in the first quarter of 2007 included $3.1 million of development profit associated with a fee paid by the Company’s partner in the 2701 LeJeune Road project that resulted from the successful completion of the pre-development activities. Construction on the building commenced in the first quarter of 2007.

Railway Realty Rental and Realty Sales
Railway realty rental revenues and expenses were comparable for the first quarter of 2007 and 2006. Railway realty sales revenues were $0.5 million and $3.4 million for the first quarter ended March 31, 2007 and 2006, respectively. The decrease was due to the sale of several parcels of land at the Railway in first quarter 2006.
Corporate Expenses
Corporate expenses for the quarter ended March 31, 2007 were $4.6 million compared to $3.4 million for the quarter ended March 31, 2006. The increase of $1.2 million was due to increased compensation costs and the addition of two corporate officers resulting from the Codina acquisition.
Interest Expense
Interest expense for the first quarter of 2007 was $4.9 million compared to $5.1 million for the first quarter of 2006. The decreased interest expense resulted primarily from increased construction at Flagler resulting in more capitalized interest. Cash paid for interest was $5.7 million for each of the quarters ended March 31, 2007 and 2006.
Other Income
Other income was $3.3 million and $2.2 million for the first quarters of 2007 and 2006, respectively. Pipe and wire crossing income increased $0.6 million quarter-over-quarter due to timing differences related to annual contracts. Included in the first quarter of 2007 results is one-time income of $0.5 million associated with the sale of air rights, and related surface and sub-surface easements and licenses on the Railway’s right-of-way.
Income Tax
Income tax expenses represent an effective rate of 37.7% for the first quarter of 2007 and 37.3% for the first quarter of 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Statements of Cash Flows have been included below to support the Company’s discussion of cash flows for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31
(dollars in thousands) (unaudited)	2007	2006

Cash Flows from Operating Activities
Net income	9,037	18,725
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	15,669	14,337
Non-cash compensation	36	15
Gain on disposition of properties, including those discontinued	—	(13,794)
Deferred taxes	1,888	(1,428)
Stock compensation expense	4,013	2,389
Changes in operating assets and liabilities:
Accounts receivable	1,290	(2,766)
Prepaid expenses	259	(921)
Materials and supplies	(879)	(311)
Straight line rent	(974)	(995)
Prepaid commissions	(1,308)	(1,674)
Other assets and deferred charges	814	518
Accounts payable	(10,802)	(12,000)
Taxes payable	7,705	17,184
Deferred revenue	123	7,856
Other current liabilities	(2,085)	(1,415)
Other long-term liabilities	108	(374)

Net cash generated by operating activities	24,894	25,346

Cash Flows from Investing Activities
Purchases of properties and equipment	(45,116)	(41,907)
Investment in unconsolidated real estate joint ventures	(1,677)	—
Decrease in restricted cash	140	—
Proceeds from disposition of assets	481	45,110

Net cash (used in) provided by investing activities	(46,172)	3,203

Cash Flows from Financing Activities
Borrowings from long-term debt	3,345	—
Borrowings from five-year revolving credit facility	20,200	—
Payment of mortgage debt	(1,348)	(1,271)
Payment of dividends	(2,516)	(1,994)
Proceeds from exercise of options	510	6,722
Tax benefit associated with equity-based compensation	774	1,581
Purchase of common stock	(1,210)	(1,684)
Investment by minority interest	429	—

Net cash provided by financing activities	20,184	3,354

Net (Decrease) Increase in Cash and Cash Equivalents	(1,094)	31,903
Cash and Cash Equivalents at Beginning of Period	5,096	75,990

Cash and Cash Equivalents at End of Period	4,002	107,893

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	1,900	300
Cash paid for interest	5,726	5,664
Net cash generated by operating activities was $24.9 million and $25.3 million for the three months ended March 31, 2007 and 2006, respectively.
During the three months ended March 31, 2007 and 2006, respectively, the Company invested approximately $34 million in each quarter at Flagler. During the first quarter 2006, Flagler purchased for $22.6 million and immediately sold for $25.5 million a 48-acre mixed-use parcel located in Orlando, Florida. First quarter 2007 capital expenditures reflect an increased level of construction projects as compared to first quarter 2006.

For the three months ended March 31, 2007 and 2006, the Company’s capital investments at FECR were approximately $11 million and $7 million, respectively. The increase quarter-over-quarter is mainly due to timing of maintenance projects ($3.1 million) and additional undercutting services in 2007 ($0.4 million).
Proceeds from disposition of assets were $0.5 million and $45.1 million for the three months ended March 31, 2007 and 2006, respectively. First quarter 2007 proceeds consist of equipment sales at the Railway. Included in the proceeds for first quarter 2006 were a 28-acre office parcel for $4.1 million and a 48-acre residential parcel for $11.4 million, both located at Flagler Center in Jacksonville. Additionally, there was a 48-acre mixed-use parcel located in Orlando that Flagler purchased and immediately sold for $25.5 million, recognizing a net gain of $2.9 million.
Net cash provided by financing activities was $20.2 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase year-over-year is primarily the result of increased borrowing on the Company’s five-year revolving credit facility used to fund Flagler’s development activity.
The Company has an unsecured $150 million, 5-year revolving credit agreement with a syndication of banks, which it entered into in February 2005. Commitment fees are paid quarterly, as applicable under the agreement, at a range of 12.5 to 25.0 basis points. The Company’s revolving credit agreement requires the maintenance of certain financial ratios (interest coverage and leverage) and maintenance of minimum established levels of net worth. The Company is in compliance with all such covenants. The Company believes the most restrictive of such ratios is the Leverage Ratio (as defined in the Credit Facility Agreement). The Credit Facility Agreement provides that at March 31, 2007, the Company’s Adjusted Total Debt/Adjusted Total EBITDA ratio shall be no greater than 3.00 to 1.00. At March 31, 2007, the Company’s actual Adjusted Total Debt/Adjusted Total EBITDA ratio was 0.28 to 1.00. In addition, there are various established limitations (dollars and otherwise) on certain types of liens, investments (including loans and advances) and acquisitions, limitation on transactions with affiliates, merger and sales of all or substantially all of the assets; and use of proceeds. Some of the above covenants provide specific exclusion of certain financing and investing activities at Flagler. Borrowings under the credit agreement bear interest at variable rates linked to the LIBOR Index. Interest on borrowings is due and payable on the “rollover date” for each draw. Outstanding borrowings can be paid at any time by the borrower, or at the conclusion of the facility’s term. At March 31, 2007, there were $20.2 million of borrowings outstanding under this facility.
In connection with the Codina acquisition, the Company assumed a $2 million note payable to an affiliate of JPMorgan. The note was issued in connection with the Downtown Doral joint venture. The amount outstanding on the note at March 31, 2007 was $1.5 million. The note bears interest at 4%, and the outstanding principal balance together with accrued interest is payable December 31, 2011.
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
The Company owns interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Beacon Lakes (AMB Codina Beacon Lakes, LLC), has debt outstanding of $32.8 million as of March 31, 2007, consisting of $21.6 million on a $35 million construction revolver with Wells Fargo Bank, and $11.2 million on a $22.3 million land and construction loan from AMB Properties, LP. In addition there are $1.6 million in various letters of credit outstanding. The Company has guaranteed $5.6 million of the combined debt and outstanding letters of credit. The $35 million construction revolver has a maturity of October 2007 with a one-year extension remaining. The $22.3 million land and construction loan will mature in March 2008. The Letters of Credit carry various maturity dates. Additionally, the Beacon Lakes project includes the Beacon Lakes Community Development District (CDD). The CDD has financing outstanding of $53.0 million from special assessment bonds (series 2003A) carrying an interest rate of 6.9% and a maturity date of May 2035. The CDD is currently in the process of issuing additional bonds. Proceeds from these bonds will be used to complete the remaining infrastructure in the park.
In January 2007, the Downtown Doral joint venture issued $3.3 million of debt to an affiliate of JPMorgan and purchased the Denver Office Building and associated land from a separate affiliate of JPMorgan. The venture will convert this building to office condominiums for sale. The note carries a 10% per annum interest rate. The note and accrued interest are due the earlier of when the individual condominium units are sold or January 2010.
On April 11, 2007, Boca 54 North, LLC, which is owned by Boca 54 Land Associates, LLC (a joint venture with an affiliate of TIAA — CREF) entered into a $139 million construction loan. Proceeds will be used to construct the 624,000 sq. ft. Office Depot headquarters. Flagler has guaranteed 5% of the loan balance and jointly with its partner, guaranteed the completion of the building.

Within the Beacon Lakes development is included a 120-unit warehouse condominium project on 57 acres. Beacon Village is owned by Beacon Village, LLC, which is 50% owned by the Company and 50% by an affiliate of AMB Properties. As of March 31, 2007, Beacon Village has debt outstanding of $7.4 million under a $20 million revolver issued by City National Bank to Beacon Village, LLC in August 2006. The Company has guaranteed 50%, which represents its proportional ownership. The $20 million revolver has a maturity date of August 31, 2009 with two one-year extensions.
The Company is subject to the restrictive covenants contained in the Merger Agreement and is limited in its ability to raise debt and equity capital. Prior to borrowing funds to pay the special dividend, the Company plans to finance its operations with cash flows and borrowings under its five-year revolving credit facility. Prior to the effective time of the Merger, the Company will declare and pay a $21.50 per share special cash dividend. The Company intends to finance the special dividend through new borrowings and also intends to repay its five-year revolving credit agreement with proceeds from the new borrowings. As of March 31, 2007, the five-year revolving credit agreement had a balance $20.2 million.
OTHER MATTERS
Critical Accounting Policies
The Company has reviewed its accounting policies to identify those that are very important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments (the Critical Accounting Policies). The Company has determined that its accounting policies governing real estate allocation of acquisition costs, principles of consolidation, impairment of long-lived assets, income tax provisions, revenue recognition, real estate infrastructure costs, cost capitalization and contingencies may be considered Critical Accounting Policies.
Allocation of Acquisition Costs — The Company utilizes Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) to account for the costs of acquiring businesses and buildings. This statement provides a framework for allocating the costs of acquisition to tangible assets, financial assets and separately identifiable intangible assets, less acquired liabilities, using the purchase method of accounting.
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
Principles of Consolidation — The accompanying Consolidated Financial Statements include the accounts of the Company and its’ wholly owned subsidiaries and partnerships, certain joint venture partnerships and any variable interest entities consolidated under FIN 46R, as described below. All significant inter-company balances and transactions have been eliminated in consolidation.
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

Additional discussion of these entities can be found in Note 3, “Investments in Joint Ventures”, of our Consolidated Financial Statements located elsewhere in this report.
Impairment of Long-lived Assets — The Company reviews the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted future net cash flows expected to be generated over its remaining useful life. Detecting these events or changes in circumstances can be difficult. At March 31, 2007, management had not identified indicators of an impairment of value for any significant asset group of the Company. However, events or changes in circumstances could develop or occur that would cause the Company to evaluate the recovery of its long-lived assets and potentially record an impairment, the amount of which could be material. Assets that are deemed impaired are recorded at the lower of carrying amount or fair value.
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible value of assets acquired. Under the guidance of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company reviews the recoverability of goodwill on an annual basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management’s opinion, no impairment exists at March 31, 2007.
Income Tax Provisions — FECI’s net deferred tax liability was $205.3 million at March 31, 2007 and $203.2 million at December 31, 2006. At December 31, 2006, the Company had a state deferred tax asset of approximately $2.9 million relating to net operating loss carry forwards. The net deferred tax liability is estimated based on the expected future tax consequences of items recognized in the financial statements. Management must use judgment when estimating the future timing and deductibility of expenses and loss and credit carry forwards in the Company’s tax returns. A valuation allowance is required to be recorded if management expects that it be more likely than not that its deferred tax assets will not be realized. As of March 31, 2007, FECI has no valuation allowance since it expects to realize its deferred tax assets. This expectation is primarily based upon FECI’s expectation that future operations will be sufficiently profitable to utilize the operating loss carry forwards, as well as the existence of various taxes, business and other planning strategies available to the Company. However, the Company cannot guarantee that it will realize this tax asset or that future valuation allowances will not be required. Failure to utilize the tax asset could materially affect the Company’s financial results and financial position. Federal tax years prior to 2003 have been closed with the Internal Revenue Service (IRS).
Revenue Recognition —
Realty Rental Revenues — Revenues from realty rentals are primarily contractual base rents from leases of commercial property. The Company recognizes revenues from these base rents evenly over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires rental income from an operating lease be recognized on a straight-line basis over the non-cancelable lease term. Accordingly, total contractual minimum lease payments, including scheduled rent increases, are recognized as rental revenue evenly over the lease term. Accrued revenues from contractually scheduled rent increases in excess of amounts currently due amounted to $25.6 million at March 31, 2007 and $24.6 million at December 31, 2006, which is reported in current and long-term assets. At March 31, 2007 there are two leases that each total more than 10% of this amount. The combined total for these two tenants is $6.8 million. The total for the top five leases is $11.3 million. The Company monitors this asset for collection risk and establishes reserves for any amounts deemed not collectible. However, amounts collected in future periods may vary from the Company’s expectations.
Realty Sales — The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Profits from sales of real estate are not recognized unless (i) a sale has been consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) the Company has transferred to the buyer the usual risks and rewards of ownership, and (iv) the Company does not have substantial continuing involvement with the property.
Construction Contracts — The Company recognizes profits on the percentage-of-completion contract method by multiplying a percentage (costs incurred to date divided by total estimated costs) by estimated profit (contract price of job minus total estimated costs) otherwise known as the cost-to-cost method.
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
Railway Revenues — Rail revenue is recognized as freight moves from origin to destination.
Real Estate Infrastructure Costs — The Company periodically constructs road, road structures and general infrastructure related to the development of commercial real estate. Certain of these infrastructure assets may be deeded, upon completion, to applicable governmental authorities. The Company believes these deeded items (e.g., roads) benefit and increase the value of the parcels within and adjacent to the related commercial real estate developments. The Company capitalizes all infrastructure costs (including costs of infrastructure assets deeded to governmental authorities) into the basis of its commercial real estate developments, and allocates these costs to the individual parcels within the park on a relative fair value basis in accordance with Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (SFAS 67).
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
Cost Capitalization — The Company capitalizes costs during the development and construction of owned assets (including interest, property taxes and other direct and indirect costs) beginning when development commences until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy.
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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change to the disclosures made under the heading “Quantitative and Qualitative Disclosures about Market Risk” on page 51 of the Company’s 2006 Annual Report on Form 10-K.
The fair value of the Company’s mortgage notes is estimated based on current rates available to the Company for debt of the same remaining maturities. At March 31, 2007, the Company considers the estimated fair market value of the mortgage notes to be $341.5 million.
Item 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
On April 27, 2006, the Company acquired Codina Group and certain related property interests held directly or indirectly by Armando Codina. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 testing and evaluation as of December 31, 2006 did not include internal controls over financial reporting for the acquired operations of the Codina Group. Codina Group is included in the Company’s Consolidated Financial Statements as of March 31, 2007 and for the period from April 27, 2006 to December 31, 2006. The Company completed the process of incorporating the internal controls and procedures of Codina Group into the Company’s internal controls over financial reporting during the second quarter of 2007.
Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
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
Item 1A.
RISK FACTORS
In addition to the risks identified in our 2006 Form 10-K, the Company is also subject to the following additional risks:
Risks Related to the Merger
On May 8, 2007, the Company entered into a Merger Agreement with affiliates of Fortress under which such affiliates, subject to approval by the Company’s shareholders and other customary closing conditions, will acquire the Company. In connection with the transaction, the Company is subject to certain risks including, but not limited to, those set forth below.
If the Company is unable to consummate the Merger, the Company’s business, financial condition, operating results and stock price could suffer.
The completion of the Merger is subject to the satisfaction of numerous closing conditions, including the approval of the Merger by the Company’s shareholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the Merger will be consummated. If the Company’s shareholders choose not to approve the Merger, the Company otherwise fails to satisfy, or obtain a waiver of the satisfaction of, the closing conditions and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, the Company could be subject to various adverse consequences, including, but not limited to, the following:
•	the Company would remain liable for significant costs relating to the proposed Merger, including, among others, legal, accounting, financial advisory, and financial printing expenses;
•	the Company may face various disruptions to the operation of the business as a result of the substantial time and effort invested by management in connection with the Merger;
•	the decision to enter into the Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of the business;
•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger;
•	the Company will incur significant additional indebtedness to fund the special dividend. If the Merger were not completed, such incremental borrowing would leave the Company with substantial additional debt;
•	the Company may forego alternative business opportunities or fail to respond effectively to competitive pressures.
Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect the Company’s business, financial condition, operating results and cash flows.
Pending completion of the Merger, the Company has agreed to conduct business in the ordinary course and consistent with past practices. The Company has also agreed, subject to certain exceptions that the Company and the Company’s subsidiaries will not, among other things:
•	declare, set aside, make or pay any dividends or other distributions other than the Company’s regular quarterly dividend of $0.07 per share and the $21.50 per share special dividend;
•	other than scheduled potential real property acquisitions, purchase an equity interest in, or the substantial portion of the assets of an entity in which the amount paid together with all investments in the three years subsequent to the acquisition would exceed $50 million;
•	sell, lease or otherwise dispose of any properties or assets, other than a) sales or other dispositions of inventory and other assets in the ordinary course of business, b) leases and subleases of owned real property and real property leased by the Company, c) sales or other dispositions of real estate for fair market value with a sale price that does not exceed $50 million individually or $100 million in the aggregate, d) sales or other dispositions of assets utilized in the operations of the Company and its subsidiaries the total value of which does not exceed $50 million in the aggregate; or as disclosed to Fortress;
•	incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for the obligations of any person for indebtedness, other than a) borrowings under the Company’s existing credit facilities and any trade letters of credit and construction loans, performance and completion guarantees and surety obligations incurred in connection with existing development projects, and b) any amount necessary to pay the special dividend;
•	make any capital expenditure or commitment for any capital expenditure except, a) capital expenditures consistent with the Company’s 2007 capital budget, and b) in amounts not more than $5 million for each existing capital project and for each new capital expenditure project, in either case over and above the budget, subject to a maximum of $50 million in the aggregate.
These restrictions could alter the manner in which the Company has conducted its business and therefore significantly disrupt the operation of the Company’s business, and could have a material adverse effect on the business, financial condition, cash flows and operating results.
Pending consummation of the Merger, existing or prospective tenants, customers, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with the Company, which may harm the Company’s results of operations going forward if the Merger is not consummated.
Because the Merger is subject to several closing conditions, including the approval of the Merger by the Company’s shareholders, uncertainty exists regarding the completion of the Merger. This uncertainty may cause existing or prospective tenants, customers, vendors and other parties to delay or defer decisions concerning their business transactions with the Company, which could negatively affect the Company’s business and results of operations.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
The Company has a repurchase program for up to $40 million of common stock through a program of open market purchases and privately negotiated transactions, from time to time. During the first quarter of 2007, no shares were purchased under the repurchase program.
The following table sets forth the total repurchases, including those made and not made pursuant to the $40.0 million repurchase program, for the three months ended March 31, 2007:

			Average Price	Total Number of Shares	Maximum Amount of
			Paid Per Share	Purchased as Part of Publicly	Value that may yet be
	Total Number of		(including	Announced Plans or	Purchased under the
	Shares Purchased		commissions)	Programs	Plans or Programs
January	—		—	—	$37,711,048
February	18,945	(1)	$63.26	—	$37,711,048
March	128	(1)	$60.42	—	$37,711,048

(1)	Shares purchased represent shares surrendered to the Company for federal withholding obligations related to employees’ vesting on previously restricted stock.
On April 27, 2006, the Company acquired privately held Codina Group and certain related property interests. Equity that was issued in the transaction included approximately 3.3 million shares of common equity to the contributors, 1,295,399 shares of which are contingent upon the achievement of certain value-based milestones and 288,518 shares to certain Codina Group employees. Through March 31, 2007, 282,633 shares of contingent equity had been earned and issued. In addition, up to $29.2 million of common stock may be issued in connection with partnership distributions related to the Downtown Doral joint venture. Mr. Codina and family members are eligible to earn the common stock after Flagler earns 9% on capital contributed to the Downtown Doral partnership and a return of Flagler’s capital.

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

FLORIDA EAST COAST INDUSTRIES, INC. (Registrant)

Dated: May 10, 2007	/s/ Daniel H. Popky
Daniel H. Popky, Executive Vice President
and Chief Financial Officer

Dated: May 10, 2007	/s/ Amy Bramlitt
Amy Bramlitt
Vice President and Controller

INDEX TO EXHIBITS

S-K ITEM
601	DOCUMENTS

2 (i)	Codina acquisition documents.	(7)

3 (i)	Second Amended and Restated Articles of Incorporation.	(1)

3 (ii)	Amended and Restated By-Laws.	(1)

4	Amended and Restated Rights Agreement.	(1)

10 (a)	$150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(2)

10 (b)	Distribution and Recapitalization Agreement.	(5)

10 (c)	Various Promissory Notes and Mortgage Security Agreements dated June 28, 2001 and September 27, 2001, covering certain Flagler buildings at various office parks.	(3)

10 (d)	Representative “Change in Control Agreement” between FECI and certain FECI Executive Officers applicable to Messrs. Popky, McPherson, Ms Eddins, and others.	(4)

10 (e)	2002 Stock Incentive Plan, as amended.	(12)

10 (f)	FECI 2002 Employee Stock Purchase Plan.	(9)

10 (g)	Mortgage Notes dated as of August 10, 2004 between Flagler Development Group and Metropolitan Life Insurance Company.	(10)

10 (h)	Representative Restricted Stock Agreement dated August 25, 2004 between FECI and certain Executive Officers.	(11)

10 (i) .1 - .4	Employment Agreement and Change in Control Agreement; dated February 10, 2005, effective March 28, 2005, and Restricted Stock Agreement and Supplemental Employee Retirement Plan (SERP) Participant Agreement dated March 28, 2005 between FECI and Adolfo Henriques.	(6)

10 (j)	Employment and Change in Control Agreements dated April 27, 2006, effective April 27, 2006, between FECI and Armando Codina.	(8)

10 (k)	Revised annual salaries and target incentive compensation for certain named executive officers.	(20)

10 (l)	Supplemental Employee Retirement Plan (SERP) dated as of March 28, 2005.	(6)

10 (m)	Codina acquisition documents.	(7)

10 (n)	First Amendment to Credit Agreement dated April 27, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(13)

10 (o)	Restricted stock agreement dated May 3, 2006 between FECI and Jorgé San Miguel.	(14)

10 (p)	Representative restricted stock agreement between FECI and certain employees of Codina Group.	(15)

10 (q)	Second Amendment to Credit Agreement dated, October 16, 2006, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(16)

10 (r)	Third Amendment to Credit Agreement dated, January 26, 2007, amending $150 million Unsecured Revolving Credit Agreement with a 5-year term between FECI and a syndication of financial institutions with Bank of America, N.A. as Lead Arranger.	(17)

INDEX TO EXHIBITS

S-K ITEM
601	DOCUMENTS

10 (s)	Terms and Provisions relating to Restricted Stock Awards under the Florida East Coast Industries, Inc. 2002 Stock Incentive Plan (as amended and restated effective June 5, 2005).	(18)

10 (t)	Representative Restricted Stock Award.	(19)

10 (u)	Agreement and Plan of Merger, dated as of May 8, 2007, by and among Iron Horse Acquisition Holding, LLC, Iron Horse Acquisition Sub, Inc. and Florida East Coast Industries, Inc.	(21)

31.1 - 31.2	Section 302 Certifications.

32.1	Section 906 Certification.

(1)	Amended and Restated Articles of Incorporation of the Registrants, Amended and Restated By-Laws of the Registrant and Amended and Restated Shareholder Rights Agreement, dated April 27, 2006, as were filed on Form 8-K (all incorporated by reference as an Exhibit to the Form 8-K) with the Securities and Exchange Commission on April 28, 2006 (File No. 001-32866).

(2)	This document, dated February 22, 2005, is filed as exhibit 10 to Form 8-K with the Securities and Exchange Commission on February 24, 2005.

(3)	These documents are filed as exhibits 10.1 — 10.8 on Form 10-Q with the Securities and Exchange Commission on August 14, 2001 and exhibits 10.1 — 10.6 on November 8, 2001.

(4)	This document is filed as exhibit 10.7 on Form 10-Q with the Securities and Exchange Commission on November 8, 2001.

(5)	Distribution and Recapitalization Agreement, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 4, 2000 (Registration No. 001-08728).

(6)	These documents, dated February 10, 2005 and March 28, 2005, are filed as exhibits 10(c.1) — 10(c.4) to Form 10-Q with the Securities and Exchange Commission on April 22, 2005.

(7)	These documents, dated January 5, 2006, are filed as exhibits to Form 8-K with the Securities and Exchange Commission on January 11, 2006 and exhibits to Form 8-K with the Securities and Exchange Commission filed on April 28, 2006.

(8)	These documents, dated April 27, 2006, are filed as exhibits 99.1 and 99.2 to Form 8-K with the Securities and Exchange Commission on May 2, 2006.

(9)	FECI’s Employee Stock Purchase Plan was filed on Form S-8 with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-90896).

(10)	These documents, dated August 10, 2004, are filed as exhibits 10.1 — 10.7 on Form 8-K with the Securities and Exchange Commission on August 17, 2004.

(11)	This document, dated August 25, 2004, is filed as exhibit 10(c) to Form 10-Q with the Securities and Exchange Commission on November 3, 2004.

(12)	This document, dated June 2, 2005, is filed as exhibit 10(g) to Form 10-K with the Securities and Exchange Commission on March 1, 2006 (Registration No 333-90894).

(13)	This document, dated April 27, 2006, is filed as exhibit 10(n) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(14)	This document, dated May 3, 2006, is filed as exhibit 10(p) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(15)	This document is filed as exhibit 10(q) to Form 10-Q with the Securities and Exchange Commission on August 8, 2006.

(16)	This document, dated October 16, 2006, is filed as exhibit 10(p) to Form 10-Q with the Securities and Exchange Commission on November 3, 2006.

(17)	This document, dated January 26, 2007, is filed as exhibit 10(q) to Form 10-K with the Securities and Exchange Commission on February 26, 2007.

(18)	This document is filed as exhibit 10(r) to Form 10-K with the Securities and Exchange Commission on February 26, 2007.

(19)	This document is filed as exhibit 10(s) to Form 10-K with the Securities and Exchange Commission on February 26, 2007.

(20)	This document, incorporated in Form 8-K, was filed with the Securities and Exchange Commission dated February 26, 2007.

(21)	This document, dated May 8, 2007, is filed as exhibit 2.1 to Form 8-K with the Securities and Exchange Commission on May 9, 2007.